Form 10-Q
period 1996-03-31
3-D GEOPHYSICAL INC
filed 1996-05-15
CIK 1003382

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)

(x)   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to

                         Commission File No. 0-27564


                           3-D GEOPHYSICAL, INC.

            (Exact name of Registrant as specified in its charter)




             Delaware                               13-3841601
    (State of incorporation)           (I.R.S. Employer Identification No.)


           7076 South Alton Way, Building H, Englewood, Colorado 80112
           (Address of principal executive office)          (Zip Code)

        Registrant's telephone number, including area code:  (303 )290-0214

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]  No [ ]

     As of May 12, 1996, there were 7,600,000 shares of Registrant's Common Stock par value, $.01 outstanding.

                             3-D GEOPHYSICAL,INC.
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996

                                     INDEX

PART I.    Financial Information
                                                                        Page
Item 1  Financial Statements

        Condensed Consolidated Balance Sheets
         December 31, 1995 and March 31, 1996.............................4

        Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1995 and March 31, 1996 ............5

        Condensed Consolidated Statements of Cash Flows-Three Months
         Ended March 31, 1995 and March 31, 1996..........................6

        Notes to Condensed Consolidated Financial Statements...........7-12

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................13-16

PART II.  Other Information

Item 1      Legal Proceedings............................................17

Item 2      Changes in Securities........................................17

Item 3      Defaults Upon Senior Securities..............................17

Item 4      Submission of Matters to a Vote
              of Security Holders........................................17

Item 5      Other Information............................................17

Item 6      Exhibits and Reports on Form 8-K.............................17

SIGNATURES...............................................................18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                     December 31,   March 31,
                                                         1995         1996
                                                         ____         ____



ASSETS
Current assets:
Cash and cash equivalents                               $ 609        $ 8,793
Accounts receivable, net of the allowance
     for doubtful accounts of $0 and $49 as of
     December 31,1995 and March 31, 1996
      -Billed                                            1,786         7,781
      -Unbilled                                             -          2,085
      -Other                                               158           382
Prepaid expenses                                           182           820
Other                                                       57            55
                                                        ______       _______
        Total current assets                            $2,792       $19,916


Restricted cash                                             -          1,000

Property and equipment, net of accumulated
      depreciation of $1,744 and $3,178 as of
      December 31, 1995 and March 31, 1996               1,746        15,834
Goodwill, net of accumulated amortization of
      $0 and $66 as of December 31, 1995
      and March 31, 1996                                    -          6,569

Other assets                                                 9           129
                                                        ______       _______
    Total assets                                        $4,547       $43,448
                                                        ======       =======


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                    3-D GEOPHYSICAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (in thousands except per share amounts)


                                                      December 31,   March 31,
                                                         1995          1996
                                                         ____          ____


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt
  and capital leases                                    $  182       $ 3,015
Accounts payable                                         1,004         7,376
Accrued liabilities                                      1,003         1,344
                                                        ______        ______
        Total current liabilities                        2,189        11,735

Long-term debt and capital leases                           -          3,729
Payable to related party                                    -          1,000
Deferred income taxes                                      530           538

Stockholders' equity:
   Common stock-predecessor                                321            -
   Common stock, $.01 par value, 25,000,000  shares
      authorized, 7,600,000 shares issued and
      outstanding                                           -             76
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized and none issued and outstanding            -             -
   Additional paid in capital                               -         29,110
   Retained earnings                                     4,363           292
   Cumulative foreign currency translation adjustments  (2,856)       (3,032)
                                                        ______        ______
Total stockholders' equity                               1,828        26,446

     Total liabilities and stockholders' equity         $4,547       $43,448
                                                        ======       =======


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                      For the Three Months
                                                         Ended March 31,
                                                      1995            1996
                                                      ____            ____

Net sales                                            $2,257          $7,052

Expenses:
    Cost of data acquisition                          1,649           5,018
    Depreciation and amortization                       226             633
    General and administrative expenses                 240             859
                                                      _____           _____
Total operating expenses                              2,115           6,510

Operating income                                        142             542

Other income (expense)
    Miscellaneous                                        64             132
    Interest expense                                   (114)           (142)
    Foreign currency transaction gains                    4              68
                                                       ____            ____
Other income (expense)                                  (46)             58

Income before provision for income
    taxes and extraordinary item                         96             600
Provision for income taxes                               10             138
                                                       ____            ____
Income before extraordinary item                         86             462

Extraordinary item net of tax expense of $36             -               57
                                                       ____            ____
Net income                                             $ 86            $519
                                                       ====            ====

Income before extraordinary item per share                             $.09
Extraordinary item, net of tax expense, per share                       .01
                                                                       ____
Net earnings per share                                                 $.10
                                                                       ====

Weighted average common shares outstanding                        5,163,385


                  The accompanying notes are an integral part of
                these condensed consolidated financial statements.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         For the Three Months
                                                            Ended March 31
                                                         1995           1996
                                                         ____           ____

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided (used ) by operating activities      $ 448        $(1,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (26)          (233)
  Cash consideration paid to acquire seismic data
            acquisition companies                           -         (10,328)
  Cash received from the sale of property
            and equipment                                   -              21
                                                        ______        _______
Net cash used by investing activities                      (26)       (10,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid in connection with  the initial
            public offering                                 -          (3,268)
  Proceeds from initial public offering, net of
            underwriting discounts                          -          32,085
  Cash paid to retire indebtedness of
            Founding Companies                              -          (4,599)
  Principal payments on notes payable
            and capital leases                            (245)        (1,134)
  Net borrowings under factor agreements                  (207)            -
  Cash dividend paid to owners of predecessor
            company                                         -          (2,510)
                                                          ____         ______

 Net cash provided (used) by financing activities         (452)        20,574

 Net increase (decrease) in cash                           (30)         8,172

 Cash at beginning of period                               242            609

 Effect of change in exchange rate on cash balance         (65)            12
                                                        ______        _______
 Cash at end of period                                   $ 147        $ 8,793
                                                        ======        =======


           The accompanying notes are an integral part of these these condensed consolidated financial statements.

                      3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     On February 9, 1996, 3-D Geophysical, Inc. ("Company") consummated an initial public offering (the "Offering") and simultaneously acquired in separate transactions, in exchange for cash, notes and shares of common stock, Geoevaluaciones, S.A. de C.V., ("GEO"), Processos Interactivos Avanzados, S.A. de C.V.("PIASA"), certain assets and liabilities of the land seismic business of Northern Geophysical of America, Inc.("Northern"), Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp") (Collectively referred to as the "Founding Companies").

     For accounting purposes the acquisitions of GEO and PIASA have been treated as a recapitalization of GEO and PIASA with GEO (combined with PIASA) as the acquiror of the Company. Accordingly, the financial statements include the historical operating performance of GEO and PIASA (the "Mexican Operations"). For accounting purposes,GEO is considered the predecessor company.

     The acquisitions of the other Founding Companies have been treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and Staff
Accounting Bulletin No. 48. Northern and Kemp are being valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired will be amortized on a straight-line basis over 15 years. The acquisition of Paragon's common stock in exchange for shares of the Company's common stock is accounted for at Paragon's historical cost.
The accompanying condensed consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the effective dates of the acquisitions. As a result, the Company's statement of operations for the three months ended March 31, 1996 is not comparable to the statement of operations for the three months ended March 31, 1995,and the Company's balance sheet as of March 31, 1996 is not comparable to its balance sheet as of December 31, 1995.

     The consideration paid to the former owners of Northern, Kemp and Paragon and the allocation of such consideration to the acquired assets is as follows:

Cash paid for the stock and assets
  of the acquired companies                                       $10,328,000
Stock issued to the former owners of Kemp at offering
  price of $7.50 per share                                            294,000
Assumption of the liabilities in excess of assets of Paragon         (916,000)
Liabilities assumed:
Bank overdraft                                                        162,000
Accounts payable                                                    5,532,000
Accrued and other current liabilities                               1,979,000
Debt assumed:
  Current                                                           8,317,000
  Non-current                                                       3,187,000
                                                                   __________
Amounts allocated to the acquired assets                          $28,883,000
                                                                  ===========
                                  Page 7 of 18

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




1.   ORGANIZATION AND BASIS OF PRESENTATION, (continued)

Allocation of the purchase price to the acquired assets
Accounts receivable:
  Trade                                                           $ 7,011,000
  Other                                                               249,000
Other current assets                                                  204,000
Property and equipment                                             13,818,000
Goodwill                                                            6,635,000
Other assets                                                          966,000
                                                                  ___________
                                                                  $28,883,000
                                                                  ===========

     In the opinion of the Company, the accompanying consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at
March 31, 1996, and the results of its operations and cash flows for the three
month periods ended March 31, 1995 and 1996.   All significant intercompany
accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 and the Company's Annual Report on
Form 10-K which were filed pursuant to Rule 15d-2 of the Securities and Exchange Act of 1934, as amended. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. ORGANIZATION AND BASIS OF PRESENTATION, (continued)

PRO FORMA INFORMATION

     The accompanying summarized pro forma information for the Company for the three month periods ended March 31, 1995 and 1996, represents the operations of the Company as if the acquisitions of the Founding Companies and the initial public offering had occurred on January 1, 1995.


                                        For the Three          For the Three
                                         Months Ended           Months Ended
                                        March 31, 1995         March 31, 1996
                                        ______________         ______________

Net sales                                    $6,956                $10,754
                                             ======                =======

Extraordinary item, net of tax expense       $   -                 $    57
                                             ======                =======

Net income (loss)                            $ (504)               $   272
                                             ======                =======

Income before extraordinary item, per share  $ (.07)                 $ .03
Extraordinary item, net of tax expense,
  per share                                      -                     .01
                                             ______                  _____
Earnings (loss) per share                     $(.07)                 $ .04
                                             ======                  =====

Pro forma weighted average common
  shares outstanding                        7,600,000              7,600,000



     The summarized pro forma information is not necessarily indicative of actual results that would have been achieved if the transaction had occurred on the date indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company, nor future corporate costs of the Company, have been reflected in the above summarized pro forma information.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



2.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     On February 9, 1996, the Company completed the offering of 4,000,000 shares of common stock at $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised an option to purchase an additional 600,000 shares at $7.50 per share. The proceeds, net of the underwriters' commissions and estimated offering costs were $28,817,000. Of these net proceeds, approximately $10,328,000 was used to pay the cash portion of the purchase price for certain Founding Companies, $2,510,000 was paid to fund the dividend to the former shareholders of GEO, and approximately $4,599,000 was used to retire certain indebtedness of the Founding Companies. The Company recognized $57,000 of extraordinary gain, net of tax, from the retirement of a certain portion of this debt.



3.   CONCENTRATIONS OF CREDIT RISK

     During the three months ended March 31, 1995, which included only the operations of GEO, one customer accounted for 100% of seismic and geophysical revenues, and during the three months ended March 31, 1996, two customers accounted for 28% and 23% of seismic and geophysical revenues.


     As of December 31, 1995, which consisted only of the accounts of GEO, one customer accounted for 99% of accounts receivable and as of March 31, 1996, two customers accounted for 19% and 24% of accounts receivable.



 4.  RECENT ACCOUNTING PRONOUNCEMENTS

     During the fourth quarter of 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued. The Company will continue to account for future grants of common stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" and will adopt the disclosure requirements of SFAS 123.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



5.    EARNINGS PER SHARE

     The number of shares used in the earnings per share calculation is determined as follows:
                                                            Weighted Average
    Description                                            Shares Outstanding
    ___________                                            __________________
Shares issued to 3-D stockholders giving effect to
  the 2,717.66 for 1 stock split                                 1,400,682
Shares deemed to have been issued to fund cash
  portion of GEO dividend                                          468,000
Shares issued to acquire Founding Companies                      1,019,274
  Shares sold in initial offering                                2,018,286
Shares sold upon exercise of the over-allotment option             257,143
                                                                 _________
     Weighted average common shares outstanding                  5,163,385
                                                                 =========


6.  INCOME TAXES


     The effective income tax rates for the three months ended March 31, 1995 and 1996 are 10% and 23%, respectively. The differences between the statutory federal income tax rate on income before provision for income taxes and extraordinary item, and the Company's effective income tax rate result primarily from the tax benefits associated with inflation adjustments with respect to the operations of GEO and PIASA. The increase in the effective rate results from a reduction in the tax benefits associated with the inflation adjustments realized by GEO for the quarter ended March 31, 1996.


7.  COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of the Kemp stock purchase agreement, the Company has agreed to a contingent cash payment in consideration of the acquisition of all of the outstanding shares of capital stock of Kemp. The maximum payment is $725,000, the exact amount of which is dependent upon Kemp's earnings before interest and taxes for the fiscal years ending
December 31, 1996, 1997 and 1998.

                    3-D GEOPHYSICAL, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



7. COMMITMENTS AND CONTINGENCIES,(Continued)


     GEO has a dispute, and may be threatened with litigation, in connection with certain agreements entered into by it with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a certain Letter of Intent and a certain Technical Assistance Agreement, dated June 1, 1991 and June 3,1992, respectively (the "Capilano Agreements"). GEO maintains that it is not obligated to compensate Capilano for certain services GEO believes were either inadequately provided or not provided at all by Capilano and the parties disagree upon how certain profits and losses should be allocated under the Capilano Agreements. On May 13, 1996, a Capilano representative contacted the Chairman of the Board of the Company expressing Capilano's interest in resolving the dispute. The Company is not currently able to estimate the effect, if any, on GEO's results of operations and financial position which may result from the resolution of this matter. Accordingly, the Company's financial statements do not reflect any adjustment related to this matter.

8.  COMMON STOCK - PREDECESSOR

     Common stock for the Company at December 31, 1995, consists solely of GEO common stock of 1,200,000 shares of N$1 par value variable capital stock. In 1993, GEO capitalized $229,582 of earnings by issuing 229,582 shares of common stock.

     GEO and PIASA are required under Mexican law to establish a legal reserve equal to 5% of each company's earnings until such time as the reserve equals 20% of the minimum capital of GEO and PIASA.

9.  SUBSEQUENT EVENTS

     On May 2, 1996, the Company and one of its vendors entered into a letter of intent to purchase new seismic recording equipment for $8.5 million. As part of the letter of intent, the vendor will povide certain credit support to a financial institution with which the Company is currently under negotiations to finance a portion of this equipment and refinance $4.5 million of existing debt.

     On April 26, 1996, the Company granted 339,502 stock options to members of the Board of Directors, management and employees.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



For accounting purposes, GEO is considered the predecessor company and the financial performance of Northern, Kemp, and Paragon (the "Purchased Companies") are included as of the acquisition date, February 9,1996. As a result, the Company's statement of operations for the three months ended March 31, 1996, includes the financial activities of the Purchased Companies after February 8, 1996, and is not comparable to the statement of operations for the three months ended March 31, 1995. The following discussion has been divided into two sections. The first section relates to the Company and includes the historical operating performance of GEO and PIASA (the
Mexican Operations). The second section discusses the Company's financial condition, liquidity, and capital resources as of March 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31,1996 Compared to Three Months Ended March 31,1995.

     Net Sales. Net sales for the Company increased 212.5% to $7.1 million in the three months ended March 31, 1996, from $2.3 million in the three months ended March 31, 1995. The increase is primarily attributable to the inclusion of $4.9 million of net sales of the Purchased Companies partially offset by a 6.5% decrease to $2.1 million in the three months ended March 31, 1996, from $2.3 million in the three months ended March 31, 1995 for the Mexican Operations. The decline in net sales in the Mexican Operations is attributable primarily to the devaluation of the Mexican Peso ("Peso).

     Cost of Data Acquisition. Cost of data acquisition for the Company increased 204.3% to $5.0 million in the three months ended March 31, 1996, from $1.6 million in the three months ended March 31, 1995. The increase is primarily attributable to the inclusion of $3.5 million of cost of data acquisition of the Purchased Companies offset by a 7.6% decrease to $1.5 million in the three months ended March 31, 1996, from $1.6 million in the three months ended March 31, 1995, for the Mexican Operations. The decline in data acquisition cost in the Mexican Operations is attributable primarily to the devaluation of the Peso.


     Depreciation and Amortization. Depreciation and amortization for the Company increased 180.1% to $633,000 in the three months ended March 31, 1996, from $226,000 in the three months ended March 31, 1995. The increase is primarily attributable to the inclusion of $500,000 of depreciation and amortization of the Purchased Companies including $66,000 of goodwill amortization attributable to the acquisitions of the Purchased Companies.
This increase was partially offset by a 41.2% decrease to $133,000 in the three months ended March 31, 1996, from $226,000 in the three months ended March 31, 1995, for the Mexican Operations. This decrease is primarily the result of the devaluation of the Peso.

     General and Administrative Expenses. General and administrative expenses for the Company increased 257.9% to $859,000 in the three months ended March 31, 1996, from $240,000 in the three months ended March 31, 1995. The increase is primarily attributable to the inclusion of $581,000 of general and administrative expenses of the Purchased Companies and a 15.8% increase to $278,000 in the three months ended March 31, 1996, from $240,000 in the three months ended March 31, 1995, for the Mexican Operations.

     Operating Income. Operating income for the Company increased 281.7% to $542,000 in the three months ended March 31, 1996, from $142,000 in the three months ended March 31, 1995. The increase is primarily attributable to the inclusion of $365,000 of operating income of the Purchased Companies in addition to a 24.6% increase to $177,000 in the three months ended
March 31, 1996, from $142,000 in the three months ended March 31, 1995 for the Mexican Operations. The increase in operating income of the Mexican Operations is primarily attributable to a decrease in depreciation due to the devaluation of the Peso.


     Miscellaneous Income (Expense). The Company recognized miscellaneous income of $132,000 in the three months ended March 31, 1996, compared to miscellaneous income of $64,000 in the three months ended March 31, 1995. The increase is primarily the result of interest income in Mexico due to the high interest rates and interest income from the offering proceeds of the Company's initial public offering.

     Interest Expense. The Company's interest expense increased 24.6% to $142,000 in the three months ended March 31, 1996, from $114,000 in the three months ended March 31, 1995. The increase is attributable to the debt of the Purchased Companies, partially offset by a reduction of debt in the Mexican Operations.

     Foreign Currency Gains.   The Company recognized a foreign currency gain
of $68,000 in the three months ended March 31, 1996, compared to a foreign currency gain of $4,000 in the three months ended March 31, 1995.
The gains are attributed to the reduction of U.S. dollar liabilities of the Mexican Operations and the fluctuation of the Peso/U.S. dollar exchange rate.

     Income Tax Expense. The Company recognized income tax expense from operations of $138,000 in the three months ended March 31, 1996, compared to income tax expense of $10,000 in the three months ended March 31, 1995. The increase is primarily attributable to earnings of the Purchased Companies taxed at a 38% rate, partially offset by inflation adjustments to the 38% tax rate in Mexico which produced a $4,000 tax benefit.

     Extraordinary Item Net of Income Tax Expense. The Company recognized a $57,000 extraordinary item in the three months ended March 31, 1996, net of tax expense of $36,000. The extraordinary item is due to a gain recognized on the early extinguishment of debt. No extraordinary items were recognized in the three months ended March 31, 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     From December 31, 1995 to March 31, 1996, total assets of the Company increased from $4.5 million to $43.4 million, total liabilities increased from $2.7 million to $17.0 million, and total stockholders' equity increased from $1.8 million to $26.4 million. These increases resulted from the Company's initial public offering and acquisition of the Founding Companies.

     On February 9, 1996, the Company completed its initial public offering of 4,000,000 shares of common stock at $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares at $7.50 per share. The net proceeds to the Company (after deducting (i) underwriting discounts and commissions and (ii) offering expenses) were approximately $28.8 million. Of this amount, approximately $2.5 million was used to pay cash dividends to GEO and PIASA's stockholders, approximately $10.3 million was used to purchase the land seismic assets of Northern and 100% of Kemp's equity, and approximately $4.6 million was used to repay indebtedness of the Founding Companies. The net proceeds to the Company from the issuance, after deducting underwriting discounts, offering expenses and the cash required to purchase and repay debt of the Founding Companies, have been and will be used for working capital and capital expenditures, and may be used for strategic acquisitions.

     At March 31, 1996, the Company had $8.8 million of cash.   The Company
utilized $1.9 million net cash from operating activities in the three months ended March 31, 1996 as compared to providing $448,000 in the same period of the prior year. The reduction in net cash provided by operating activities was primarily attributable to a net increase in working capital.

     Net cash used in investing activities increased to $10.5 million in the three months ended March 31, 1996, from $26,000 in the same period of the prior year. This amount was primarily due to the cash utilized to purchase Northern and Kemp.

     Net cash provided by financing activities increased to $20.6 million for the three months ended March 31,1996 from a net cash used of $452,000 in the prior year due to the completion of the Company's initial public offering.

     The Company used $233,000 for capital expenditures in the three months ended March 31, 1996, from $26,000 in the same period of the prior year. In addition, simultaneously with the acquisition of the Founding Companies, Northern and Paragon exercised options to purchase equipment which was previously being rented. These capital expenditures reduced the Company's reliance on rental equipment and improved the Company's position to meet the demand for technologically advanced 3-D data acquisition recording systems. On May 2, 1996, the Company entered into a letter of intent to purchase approximately $8.5 million of equipment from Input/Output, Inc. by May 31, 1996. This purchase will increase the recording channel capacity by over 50%. Pursuant to the letter of intent, Input/Output,Inc. intends to provide certain credit support to a financial institution with which the Company is currently negotiating.  The proposed credit facility would be for three years and include the purchase price for the above equipment and would refinance conditional sales agreements totalling approximately $4.5 million incurred by the Founding Companies prior to the
Company's initial public offering.   The new equipment will be utilized to
meet the requirements of a contract with a subsidiary of British
Petroleum in Alaska, currently under negotiation, increase the capacity of one of its Mexican crews for a new 3-D contract, and increase the channel capacity of the Company's two crews in the Rocky Mountain Region.

     At May 1, 1996, the Company's estimated backlog of commitments for services totaled $35.2 million. The Company expects to complete substantially all of of these commitments during 1996; however, commitments are subject to cancellation at the option of the Company's customers.

     The Company believes that its planned capital expenditures and operating requirements through the end of 1996 will be funded from a portion of its initial public offering, cash from operations, and proceeds from the borrowing from a financial institution, currently under negotiations referred to above. There can be no assurance that the Company will be able to obtain financing at all, or on terms favorable to the Company. If the Company is not able to obtain additional financing, it will be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.    Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

               None

                                 SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        3-D Geophysical, Inc.

Dated:   May 15, 1996                   /s/ Richard Davis
                                    By: _________________________________
                                        Richard Davis
                                        President and Chief Executive Officer
                                        (principal executive officer)



Dated:   May 15, 1996                   /s/ John D. White, Jr.
                                     By:_________________________________
                                        John D. White, Jr.
                                        Treasurer and Chief Financial
                                        Officer (principal financial
                                        and accounting officer)