Form 10-Q/A
period 1996-03-31
3-D GEOPHYSICAL INC
filed 1996-07-25
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                  FORM 10-Q/A

                                  ___________


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                                  ___________

                          Commission File No. 0-27564

                             3-D GEOPHYSICAL, INC.

             (Exact name of Registrant as specified in its charter)

                                   __________


               Delaware                     13-3841601
          (State of Incorporation)  (I.R.S. Employer Identification No.)


          7076 South Alton Way, Building H, Englewood, Colorado 80112
         (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code: (303) 290-0214

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]       No [ ]

As of July 22, 1996, there were 7,600,000 shares of Registrant's Common Stock par value, $.01 outstanding.

                             3-D GEOPHYSICAL, INC.
                FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 1996



PART II


Other Information

Item 6 Exhibits and Reports on Form 8-K

      A.   Exhibit 27

SIGNATURES

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       3-D  GEOPHYSICAL, INC.

Dated: July 23, 1996                   By:  /s/ RICHARD DAVIS
                                          ---------------------------------
                                          Richard Davis
                                          President and Chief Executive Officer
                                          (principal executive officer)

Dated: July 23, 1996                   By: /s/ JOHN D. WHITE, JR.
                                          ---------------------------------
                                          John D. White, Jr.
                                          Treasurer and Chief Financial Officer
                                          (principal financial and accounting
                                          officer)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27                     Financial Data Schedule
