Form 10-Q
period 1996-06-30
3-D GEOPHYSICAL INC
filed 1996-08-14
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended June 30, 1996

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from __________ to __________

                           Commission File No. 0-27564

                              3-D Geophysical, Inc.

           (Exact name of Registrant as a specified in its charter)

                Delaware                            13-3841601
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                        7076 South Alton Way, Building H
                            Englewood, Colorado 80112

               (Address/Zip Code of principal executive office)

      Registrant's telephone number, including area code: (303) 290-0214

   Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such  shorter  period that the  Registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X          No_____

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date.

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 7, 1996, was 7,600,000.

                              3-D GEOPHYSICAL, INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996



PART I.       Financial Information                        Page

   Item 1     Financial Statements

     Condensed Consolidated Balance Sheets
     December 31, 1995 and June 30, 1996                      3

     Condensed Consolidated Statements of Operations
     Three Months Ended  June 30, 1995 and June 30,
     1996                                                     5
     Six Months Ended June 30, 1995 and June 30, 1996

     Condensed Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1995 and June 30, 1996         6

     Notes to Condensed Consolidated Financial             7-11
     Statements

   Item 2     Management's Discussion and Analysis
   of Financial Condition and Results of Operations       12-16

PART II.   Other Information


   Item 1     Legal Proceedings                              17

   Item 2     Changes in Securities                          17

   Item 3     Defaults Upon Senior Securities                17

   Item 4     Submission of Matters to a Vote of             17
   Security Holders

   Item 5     Other Information                              17

   Item 6     Exhibits and Reports on Form 8-K               18

Signatures                                                   19

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          December       June
                                          31, 1995     30, 1996
                                          ----------   ---------

ASSETS
Current assets:
   Cash and cash equivalents            $       609  $    2,873
   Accounts receivable, net of the
      allowance for doubtful accounts
      of $0 and $49 as of December            1,786      12,302
      31, 1995 and June 30, 1996
      - Other                                   158         251
   Notes receivable                               -         975
   Deferred tax assets                            -         108
   Prepaid expenses and other                   239         948

                                          ----------   ---------
       Total current assets             $     2,792  $   17,457

Property and equipment, net of
      accumulated depreciation of
      $1,744 and $4,552 as of                 1,746      25,283
      December 31, 1995 and June
      30, 1996
Goodwill, net of accumulated
      amortization of $0 and $163 as              -       5,985
      of December 31, 1995 and June
      30, 1996

Other assets
                                                  9         577
                                          ----------   ---------
Total assets                            $     4,547  $   49,302
                                          ==========   =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          December        June
                                          31, 1995      30, 1996
                                          ----------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term      $       182   $    5,294
    debt and capital leases
   Accounts payable                           1,004        5,924
   Accrued liabilities                        1,003        1,596
   Income taxes payable                           -          293

                                          ----------    ---------
       Total  current liabilities       $     2,189   $   13,107


Long-term debt and capital leases                 -        9,653
Deferred income taxes                           530          601

Stockholders' equity:
   Common stock-predecessor                     321            -
   Common stock, $.01 par value,
      25,000,000 shares authorized,               -           76
      7,600,000 shares issued and
      outstanding
   Preferred stock, $.01 par value,
      1,000,000 shares authorized,                -            -
      none issued and outstanding
   Additional paid in capital                     -       28,261
   Retained earnings                          4,363          618

   Cumulative foreign currency               (2,856)      (3,014)
translation adjustments
                                          ----------    ---------
Total stockholders' equity              $     1,828   $   25,941
                                          ----------    ---------
       Total liabilities and
        stockholders' equity            $     4,547   $   49,302
                                          ==========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                            For the Three        For the Six
                                             Months Ended        Months Ended
                                               June 30,            June 30,
                                            1995      1996      1995      1996
                                           -------   -------   -------   ------

Net Sales                                $  2,590  $ 12,487  $  4,847  $ 19,539

Expenses
   Cost of data acquistion                  1,192     9,434     2,840    14,452
   Depreciation and amortization              217     1,016       443     1,649
   General and administrative
       expenses                               306     1,726        546    2,585
                                          -------   -------    -------   ------
Total operating expenses                    1,715    12,176     3,829    18,686

Operating income                              875       311     1,018       853

Other income (expense)
   Miscellaneous                               38       232       102       364
   Interest expense                          (407)     (154)     (520)     (296)
   Foreign currency transaction
      gains                                     8        13        12        81
                                          -------   -------   -------    ------
Other income (expense)                       (361)        91     (406)      149

Income  before   provision
   for  income  taxes  and                    514       402       612     1,002
   extraordinary item

Provision for income taxes                    134       139       144       277
                                          -------   -------   -------    ------
Income before extraordinary                   380       263       468       725
   item

Extraordinary   item,  net
   of tax expense of $36                        -         -         -        57
                                           -------   -------   -------   ------
Net income                                $    380  $    263  $    468  $   782
                                           =======   =======   =======   ======

Income before extraordinary
   item per share                                        .03                .12
Extraordinary item, net
   of tax expense per share                                -                .01
                                                     -------             ------
Net earnings per share                                   .03                .13
                                                     =======             ======

Weighted average common
   shares outstanding                              7,600,000          6,300,809



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                  For the Six Months Ended
                                                          June 30,
                                                      1995         1996
                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash  flow  provided  (used)  by               $   1,030    $ (3,527)
    operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                    (250)      (9,867)
Cash consideration paid to acquire seismic
    data acquisition companies                            -      (10,328)
Cash  received from sale of property
    and equipment                                         -           41
                                                     --------     --------
Net cash used by investing activities                  (250)      (20,154)


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash  paid in  connection  with  the initial
    public offering                                        -       (3,280)
Proceeds from initial public offering,
    net of the underwriting discounts                      -       32,085
Cash paid to retire indebtedness of the
    Founding Companies                                     -       (4,599)
Principal  payments on notes payable
    and capital leases                                  (503)      (7,016)
Cash  proceeds of borrowings under notes
    payable and capital leases                             -       12,257
Cash  dividend  paid  to  owners  of
    predecessor company                                    -       (3,510)
Net  borrowings   (payments)   under
    factor agreements                                   (207)           -
                                                      --------     --------
Net cash provided (used) by
    financing activities                                (701)       25,937

Net increase (decrease) in cash                           70         2,256

Cash at beginning of period                              242           609
Effect of change in exchange rate on cash                (49)            8
                                                      --------     --------

Cash at end of period                               $    263      $  2,873
                                                      ========     ========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

On February 9, 1996, 3-D Geophysical, Inc. ("Company") consummated an initial public offering (the "Offering") and simultaneously acquired in separate transactions, in exchange for cash, notes and shares of common stock, Geoevaluaciones, S.A. de C.V. ("GEO"), Processos Interactivos Avanzados, S.A. de C.V. ("PIASA"), certain assets and liabilities of the land seismic business of Northern Geophysical of America, Inc. ("Northern"), Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp") (collectively referred to as the "Founding Companies.")

For accounting purposes the acquisitions of GEO and PIASA have been treated as a recapitalization of GEO and PIASA with GEO (combined with PIASA) as the acquirer of the Company and considered the predecessor company. Accordingly, the financial statements include the historical operating performance of GEO and PIASA (the "Mexican Operations").

The acquisitions of the other Founding Companies have been treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and Staff Accounting Bulletin No. 48. Northern and Kemp are being valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired will be amortized on a straight-line basis over 15 years. The acquisition of Paragon's common stock in exchange for shares of the company's common stock is accounted for at Paragon's historical costs. The accompanying condensed consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the effective date of the acquisitions. As a result, the Company's statements of operations for the three and six months ended June 30, 1996 are not comparable to the statements of operations for the three and six months ended June 30, 1995, and the Company's balance sheet as of June 30, 1996 is not comparable to its balance sheet as of December 31, 1995.


The consideration paid to the former owners of Northern, Kemp and Paragon and the allocation of such consideration to the acquired assets is as follows:

Cash paid for the stock and  assets of the
    acquired companies                                     $ 10,328,000
Debt payable to former owner of Northern                      1,149,000
Stock issued to the former owners of Kemp
    at offering price of $7.50 per share                        294,000
Assumption of the liabilities  in excess
    of assets of Paragon                                     (1,020,000)
Liabilities assumed:
Bank overdraft                                                  162,000
Accounts payable                                              4,984,000
Accrued and other current liabilities                         1,130,000
Debt assumed:
    Current                                                   8,007,000
    Non-current                                               3,187,000
                                                              ----------

Amounts allocated to acquired assets                       $ 28,221,000
                                                             ==========

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)


Allocation of the purchase price to the acquired assets:

Accounts receivable:
     Trade                                                $  6,575,000
     Other                                                     123,000
Deferred tax assets                                            108,000
Prepaid expenses and other current assets                      209,000
Property and equipment                                      14,106,000
Goodwill                                                     6,147,000
Other assets                                                   953,000
                                                            ===========
                                                          $ 28,221,000
                                                            ===========



In the opinion of the Company, the accompanying consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1995 and 1996, and its cash flows for the six month periods ended June 30, 1995 and 1996. All significant intercompany accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

PRO FORMA INFORMATION

The accompanying summarized pro forma information for the Company for the three and six month periods ended June 30, 1995 and 1996 represents the operations of the Company as if the acquisitions of the Founding Companies and the Company's initial public offering had occurred on January 1, 1995.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)


                                 For the Three Months   For the Six Months
                                    Ended June 30,        Ended June 30,
                                    (in thousands         (in thousands
                               except per share data)  except per share data)
                                   1995       1996         1995      1996
                                 --------   --------    ---------  --------
Net sales                      $   7,790  $  12,487   $   14,746 $  23,241
                                 ========   ========    =========  ========
Extraordinary item, net of
    tax expense                $       -  $       -   $        - $      57
                                 ========   ========    =========  ========
Net income (loss)              $     482  $     263   $      (22) $     533
                                 ========   ========    =========  ========

Income before extraordinary
    item, per share                  .06        .06        (.00)       .06
Extraordinary item, net of
    tax expense, per share             -          -           -        .01
                                 ========   ========    =========  ========
Earnings (loss) per share            .06        .03        (.00)       .07
                                 ========   ========    =========  ========

The pro forma results described above assume weighted average common shares outstanding of 7,600,000 shares.

The summarized pro forma information is not necessarily indicative of the actual results that would have been achieved if the public offering and acquisitions had occurred on the date indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company, nor future corporate costs of the Company, have been reflected in the above summarized pro forma information.

2.     INITIAL PUBLIC OFFERING OF COMMON STOCK

On February 9, 1996, the Company completed the offering of 4,000,000 shares of common stock at $7.50 per share. The proceeds, net of the underwriters' commissions and offering costs, were approximately $28,834,000. Of these net proceeds, approximately $10,328,000 was used to pay the cash portion of the purchase price for certain Founding Companies, $2,510,000 was paid to fund a dividend to the former shareholders of GEO and approximately $4,599,000 was used to retire certain indebtedness of the Founding Companies. The Company recognized $57,000 of extraordinary gain, net of tax, from the retirement of a certain portion of this debt.

3.     CONCENTRATIONS OF CREDIT RISK

During the six months ended June 30, 1995, which included only the operations of GEO, one customer accounted for 100% of net sales and during the six months ended June 30, 1996, two customers accounted for 25.5% and 18.0% of net sales, respectively.

As of December 31, 1995, which consisted only of the accounts of GEO, one customer accounted for 99% of accounts receivable and as of June 30, 1996, three customers accounted for 28.8%, 20.5% and 12.5% of accounts receivable, respectively.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued. The Company will continue to account for future grants of common stock options using the intrinsic value method under Accounting Principles Board Opinion NO. 25, "Accounting for Stock issued to Employees" and will adopt the disclosure requirements of SFAS 123.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  EARNINGS PER SHARE

The number of shares used in the earnings per share calculation is determined as follows:

       Shares issued to 3-D stockholders giving
           effect to the 2,717.66 for 1 stock split              1,400,682
       Shares  deemed to have been issued to fund cash
           portion of Geoevaluaciones dividend                     468,000
       Shares issued to acquire Founding companies               1,247,820
       Shares sold in initial offering                           2,755,736
       Shares sold upon exercise of the over-allotment option      428,571
                                                               ------------
       Weighted average common shares outstanding                6,300,809
                                                                ===========


6.     INCOME  TAXES

The effective income tax rates for the six months ended June 30, 1995 and 1996 are 24% and 28%, respectively. The differences between the statutory federal income tax rate on income before provision for income taxes and extraordinary item, and the Company's effective income tax rate, result primarily from the tax benefits associated with inflation adjustments with respect to the operations of GEO and PIASA and the anticipated change in the valuation allowance previously established with respect to net operating loss carryforwards from Paragon.


7.     COMMITMENTS AND CONTINGENCIES

GEO has a dispute, and may be threatened with litigation, in connection with certain agreements it entered into with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a certain Letter of Intent and a certain Technical Assistance Agreement, dated June 1, 1991 and June 3, 1992, respectively (the "Capilano Agreements"). GEO maintains that it is not obligated to compensate Capilano for certain services GEO believes were either inadequately provided or not provided at all by Capilano and the parties disagree upon how certain profits and losses should be allocated under the Capilano Agreements. On May 13, 1996, a Capilano representative contacted the Chairman of the Board of the Company expressing Capilano's interest in resolving the dispute. The Company is not currently able to estimate the effect, if any, on GEO's results of operations and financial position which may result from resolution of this matter. Accordingly, the Company's financial statements do not reflect any adjustment related to this matter.

8.     COMMON STOCK - PREDECESSOR

Common stock of the Company at December 31, 1995 consisted solely of GEO common stock of 1,200,000 shares of N$1 par value variable capital stock. In 1993, GEO capitalized $229,582 of earnings by issuing 229,582 shares of common stock.

GEO and PIASA are required under Mexican law to establish a legal reserve equal to 5% of each company's earnings until such time as the reserve equals 20% of the minimum capital of GEO and PIASA.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.  SUBSEQUENT EVENTS

On July 12, 1996, the Company executed a letter of intent to acquire J.R.S. Exploration Company Ltd. ("J.R.S."), a land seismic survey company headquartered in Calgary, Alberta, Canada. Under the contemplated terms of the letter of intent, the Company proposes to acquire J.R.S. for approximately 481,000 shares of the Company's common stock. The acquisition is subject to certain conditions, including the negotiation and execution of mutually satisfactory definitive documentation and the completion of satisfactory due diligence by the Company.

On July 31, 1996, the stock purchase agreement dated as of October 24, 1995 among G.C.L. Kemp, his wife and the Company under which the Company purchased all of the issued and outstanding shares of capital stock of Kemp was amended. The amendment provides, in part, that the Company is not obligated to make any contingent cash payment based on future earnings of Kemp, the maximum of which was to be $725,000. Additionally, $25,000 of debt payable by the Company to G.C.L. Kemp has been forgiven.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

For accounting purposes, GEO is considered the predecessor company and the financial performance of Northern, Kemp and Paragon (the "Purchased Companies") are included as of their acquisition date, February 9,1996. As a result, the Company's statements of operations for the three and six month periods ended June 30, 1996 include the financial activities of the Purchased Companies after February 8, 1996, and are not comparable to the statement of operations for the three and six month periods ended June 30, 1995. The following discussion has been divided into two sections. The first section relates to the Company and includes the historical operating performance of GEO and PIASA (the Mexican Operations). The second section discusses the Company's financial condition, liquidity, and capital resources as of June 30, 1996.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995

Net Sales.
- ----------
     Net sales for the Company increased 382.1% to $12.5 million in the three months ended June 30, 1996 from $2.6 million in the three months ended June 30, 1995. The increase is primarily attributable to the inclusion of $9.6 million of net sales of the Purchased Companies and a 11.5% increase to $2.9 million in the three months ended June 30, 1996, from $2.6 million in the three months ended June 30, 1995, for the Mexican Operations. Net sales for the three month period ended June 30, 1995 include $1.3 million of contractual adjustments related to increased costs due to the devaluation of the of the Mexican peso which occurred in December of 1994.


Cost  of  Data   Acquisition.
- -----------------------------
     Cost of data acquisition for the Company increased 691.4% to $9.4 million in the three months ended June 30, 1996 from $1.2 million in the three months ended June 30, 1995. The increase is primarily attributable to the inclusion of $7.0 million of cost of data acquisition of the Purchased Companies and a 100% increase to $2.4 million in the three months ended June 30, 1996, from $1.2 million in the three months ended June 30, 1995, for the Mexican Operations.

Depreciation  and  Amortization.
- --------------------------------
     Depreciation and amortization for the Company increased 368.2% to $1.0 million in the three months ended June 30, 1996 from $217,000 in the three months ended June 30, 1995. The increase is primarily attributable to the inclusion of $827,000 of depreciation and amortization of the Purchased Companies, including $59,000 of goodwill amortization attributable to the acquisitions of the Purchased Companies and additional depreciation relating to new equipment acquisitions. This increase was partially offset by a 12.9% decrease to $189,000 in the three months ended June 30, 1996, from $217,000 in the three months ended June 30, 1995, for the Mexican Operations. This decrease is primarily the result of the devaluation of the peso.

General and Administrative Expenses.
- ------------------------------------
     General and administrative expenses for the Company increased 464.1% to $1.7 million in the three months ended June 30, 1996 from $306,000 in the three months ended June 30, 1995. The increase is primarily attributable to the inclusion of $1.4 million of general and administrative expenses of the Purchased Companies and a 3.6% increase to $317,000 in the three months ended June 30, 1996, from $306,000 in the three months ended June 30, 1995, for the Mexican Operations.

Operating  Income.
- ------------------
     Operating income for the Company decreased 64.5% to $311,000 in the three months ended June 30, 1996 from $875,000 in the three months ended June 30, 1995. The decrease is primarily attributable to a decrease of 102.5% to $(22,000) in the three months ended June 30, 1996, from $875,000 in the three months ended June 30, 1995, for the Mexican Operations. The decrease in the operating income of the Mexican Operations for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 is due to contractual revenue adjustments of $1.3 million, which were realized during the second quarter of 1995 and did not recur during 1996, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. The decrease in the operating income of the Mexican operations was partially offset by the inclusion of $333,000 of operating income from the Purchased Companies.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Miscellaneous  Income  (Expense).
- -------------------------------
     The Company recognized miscellaneous income of $232,000 in the three months ended June 30, 1996 compared to miscellaneous income of $38,000 in the three months ended June 30, 1995. The increase is primarily the result of interest income in Mexico due to the high interest rates available in Mexico, interest income from the proceeds of the Company's initial public offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

Interest Expense.
- -----------------
     The Company's interest expense decreased 62.2% to $154,000 in the three months ended June 30, 1996 from $407,000 in the three months ended June 30, 1995. The decrease is due to lower borrowing costs in the Mexican Operations compared to the three month period ended June 30, 1995.

Foreign  Currency  Gains.
- -------------------------
     The Company recognized a foreign currency gain of $13,000 in the three months ended June 30, 1996 compared to a foreign currency gain of $8,000 in the three months ended June 30, 1995. The gains are attributed to the reduction of U.S. dollar liabilities of the Mexican Operations and the fluctuation of the Peso/U.S. dollar exchange rate.

Income Tax Expense.
- -------------------
     The Company recognized income tax expense from operations of $139,000 in the three months ended June 30, 1996 compared to income tax expense of $134,000 in the three months ended June 30, 1995. The increase is primarily attributable to earnings of the Purchased Companies taxed at a 34% rate, partially offset by a 21% effective tax rate for earnings from the Mexican operations. The lower tax rate in Mexico is due to inflation adjustments.


Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995.


Net Sales.
- ----------
     Net sales for the Company increased 303.1% to $19.5 million in the six months ended June 30, 1996 from $4.8 million in the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of $14.5 million of net sales of the Purchased Companies and a 2.9% increase to $5.0 million in the six months ended June 30, 1996, from $4.8 million in the six months ended June 30, 1995, for the Mexican Operations. Net sales for the six month period ended June 30, 1995 include $1.3 million of contractual adjustments related to increased costs due to the devaluation of the Mexican peso which occurred in December of 1994.

Cost of Data  Acquisition.
- --------------------------
     Cost of data acquisition for the Company increased 408.9% to $14.5 million in the six months ended June 30, 1996, from $2.8 million in the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of $10.6 million of cost of data acquisition of the Purchased Companies and a 37.8%
increase to $3.9 million in the six months ended June 30, 1996 from $2.8 million in the six months ended June 30, 1995, for the Mexican Operations.

Depreciation  and  Amortization.
- --------------------------------
     Depreciation and amortization for the Company increased 272.2% to $1.6 million in the six months ended June 30, 1996 from $443,000 in the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of $1.3 million of depreciation and amortization of the Purchased Companies, including $163,000 of goodwill amortization attributable to the acquisitions of the Purchased Companies. This increase was partially offset by a 27.3% decrease to $322,000 in the six months ended June 30, 1996, from $443,000 in the six months ended June 30, 1995, for the Mexican Operations.

General and Administrative Expenses.
- ------------------------------------
     General and administrative expenses for the Company increased 373.4% to $2.6 million in the six months ended June 30, 1996 from $546,000 in the six months ended June 30, 1995. The increase is primarily attributable to the inclusion of $2.0 million of general and administrative expenses of the Purchased Companies and a 9.0% increase to $595,000 in the six months ended June 30, 1996, from $546,000 in the six months ended June 30, 1995, for the Mexican Operations.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Operating  Income.
- ------------------
     Operating income for the Company decreased 16.2% to $853,000 in the six months ended June 30, 1996 from $1.0 million in the six months ended June 30, 1995. The operating income of the Mexican Operations decreased 84.8% from $1.0 million in the six months ended June 30, 1995 to $155,000 in the six months ended June 30, 1996. The decrease in the operating income of the Mexican Operations for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is due to contractual revenue adjustments of $1.3 million, which were realized during the second quarter of 1995 and did not recur during 1996, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. The decrease in the operating income of the Mexican operations was partially offset by the inclusion of $698,000 of operating income from the Purchased Companies.


Miscellaneous Income (Expense).
- -------------------------------
     The Company recognized miscellaneous income of $364,000 in the six months ended June 30, 1996 compared to miscellaneous income of $102,000 in the six months ended June 30, 1995. The increase is primarily the result of interest income in Mexico due to the high interest rates available in Mexico, interest income from the offering proceeds of the Company's initial public offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

Interest Expense.
- -----------------
     The Company's interest expense decreased 43.1% to $296,000 in the six months ended June 30, 1996 from $520,000 in the six months ended June 30, 1995. The decrease is due to lower borrowing costs in the Mexican Operations compared to the six month period ended June 30, 1995.

Foreign  Currency  Gains.
- -------------------------
     The Company recognized a foreign currency gain of $81,000 in the six months ended June 30, 1996 compared to a foreign currency gain of $12,000 in the six months ended June 30, 1995. The gains are attributed to the reduction of U.S. dollar liabilities of the Mexican Operations and the fluctuation of the Peso/U.S. dollar exchange rate.

Income Tax Expense.
- -------------------
     The Company recognized income tax expense from operations of $277,000 in the six months ended June 30, 1996 compared to income tax expense of $144,000 in the six months ended June 30, 1995. The increase is primarily attributable to earnings of the Purchased Companies taxed at a 34% rate, partially offset by 21% effective tax rate for earnings of the Mexican operations. The lower tax rate in Mexico is due to inflation adjustments.

Extraordinary Item Net of Income Tax Expense.
- ---------------------------------------------
     The Company recognized a $57,000 extraordinary item in the six months ended June 30, 1996, net of tax expense of $36,000. The extraordinary item is due to a gain recognized on the early extinguishment of debt. No extraordinary items were recognized in the six months ended June 30, 1995.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

From December 31, 1995 to June 30, 1996, total assets of the Company increased from $4.5 million to $49.3 million, total liabilities increased from $2.7 million to $23.4 million and total stockholders' equity increased from $1.8 million to $25.9 million. These increases resulted from the Company's initial public offering, the acquisition of the Founding Companies and new capital expenditures partially financed by a new credit line.

On February 9, 1996, the Company completed its initial public offering of 4,000,000 shares of common stock at $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares at $7.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $28.8 million. Of this amount, approximately $2.5 million was used to pay cash dividends to GEO and PIASA's stockholders, approximately $10.3 million was used to purchase the land seismic assets of Northern and 100% of Kemp's equity, and approximately $4.6 million was used to repay indebtedness of the Founding Companies. The net proceeds to the Company from the public offering, after deducting underwriting discounts, offering expenses and the cash required to purchase and repay debt of the Founding Companies, have and will be used for working capital and capital expenditures, and may be used for strategic acquisitions.

 At June 30, 1996, the Company had $2.9 million of cash. The Company utilized $3.5 million net cash from operating activities in the six months ended June 30, 1996 as compared to providing $1.0 million in the same period of the prior year. The reduction in net cash provided by operating activities was primarily attributable to a net increase in working capital.

Net cash used in investing activities increased to $20.1 million in the six months ended June 30, 1996 from $250,000 in the same period of the prior year. This amount was primarily due to the cash utilized to purchase Northern and Kemp and for capital expenditures.

Net cash provided by financing activities increased to $25.9 million for the six months ended June 30,1996 from a net cash utilized of $710,000 in the comparable period in the prior year due to the completion of the Company's initial public offering and the closing of the Company's credit agreement with First Interstate Bank of Texas, N.A.


The Company used $9.9 million for capital expenditures in the six months ended June 30, 1996 as compared to $250,000 in the same period of the prior year. In addition, simultaneously with the acquisition of the Founding Companies, Northern and Paragon exercised options to purchase equipment which had been rented. These capital expenditures reduced the Company's reliance on rental equipment and improved the Company's capacity to meet the demand for technologically advanced 3-D data acquisition recording systems. On May 31, 1996, the Company purchased approximately $8.5 million of equipment from Input/Output, Inc.. This purchase increased the Company's recording channel capacity by over 50%. Simultaneously with the purchase of the equipment, the Company entered into an $18 million credit facility with First Interstate Bank of Texas, N.A. The credit facility is for three years and includes $7.5 million of financing on the above equipment and refinances conditional sales agreements totaling approximately $4.5 million incurred by the Founding Companies prior to the Company's initial public offering. The credit facility also provides $3.0 million for future capital expenditures and a working capital facility of up to $3.0 million. The new equipment will be utilized to meet the requirements of a contract with a subsidiary of British Petroleum in Alaska, increase the capacity of one of the Company's Mexican crews for a new 3-D contract with PEMEX and increase the channel capacity of the Company's two crews in the Rocky Mountain Region.

At August 1, 1996, the Company's estimated backlog of commitments for services totaled $31.2 million. The Company expects to complete substantially all of these commitments during 1996; however, commitments are subject to cancellation at the option of the Company's customers, on short notice and without penalty.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (continued)

     The Company believes that its planned capital expenditures and operating requirements through the end of 1996 will be funded from the remaining proceeds of its initial public offering, cash from operations and proceeds from the First Interstate Bank of Texas, N.A. credit facility and other equipment financing if required. If other financing is required, there can be no assurance that the Company will be able to obtain financing at all, or on terms favorable to the Company. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements, and the Company is unable to obtain additional financing, it will be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

              None

Item 2.   Changes in Securities.

              None

Item 3.   Defaults Upon Senior Securities.

              None

Item 4.   Submission of Matters to a Vote of Security Holders.

              None

Item 5.   Other Information.

              None

Item 6.   Exhibits and Reports on Form 8-K.

      (a)   List of exhibits

           Financial Data Schedule


(b) The Registrant filed a Current Report on Form 8-K on May 31, 1996, pursuant to Item 5 of Form 8-K, reporting the purchase of $8,500,000 of seismic data acquisition equipment from Input/Output, Inc. ("Input/Output") and the refinancing of $4,500,000 of conditional sales agreements with Input/Output. A portion of the purchase price and the funding of the refinancing were paid with the proceeds of a $15,000,000 term loan with First Interstate Bank of Texas, N.A.







                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        3-D GEOPHYSICAL, INC.

Dated:  August 13, 1996                 By:  /s/ Richard D. Davis
                                             --------------------
                                        Richard Davis
                                        President and Chief Executive Officer
                                        (principal executive officer)


Dated:  August 13, 1996                 By:  /s/ John D. White, Jr.
                                             ----------------------
                                        John D. White, Jr.
                                        Treasurer and Chief Financial Officer
                                        (principal financial and accounting
                                         officer)