Form 10-Q
period 1996-09-30
3-D GEOPHYSICAL INC
filed 1996-11-15
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the Quarterly Period Ended September 30, 1996

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

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


The total number of shares of the Registrant's Common Stock, $.01 par value, outstanding on November 7, 1996 was 7,600,000.

                              3-D GEOPHYSICAL, INC.
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996



PART I.        Financial Information                                 Page

    Item 1      Financial Statements

      Condensed Consolidated Balance Sheets
      December 31, 1995 and September 30, 1996                        3-4

      Condensed Consolidated Statements of Operations
      Three Months Ended  September 30, 1995 and September
      30, 1996                                                          5
      Nine Months Ended September 30, 1995 and September 30,
      1996

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1995 and September 30,            6
      1996

      Notes to Condensed Consolidated Financial Statements           7-11

    Item 2      Management's Discussion and Analysis of
    Financial Condition and Results of Operations                   12-16

PART II.   Other Information


    Item 1      Legal Proceedings                                      17

    Item 2      Changes in Securities                                  17

    Item 3      Defaults Upon Senior Securities                        17

    Item 4      Submission of Matters to a Vote of Security            17
    Holders

    Item 5      Other Information                                      17

    Item 6      Exhibits and Reports on Form 8-K                       17

Financial Data Schedule                                                18
Signatures                                                             19

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)



                                                          December     September
                                                           31,1995      30,1996
                                                          ---------    ---------

ASSETS
Current assets:

   Cash and cash equivalents .........................      $   609      $ 1,206
   Accounts receivable billed, net of the
      allowance for doubtful accounts of $0
      and $49 as of December 31, 1995 and
      September 30, 1996..............................        1,786       13,349
        Accounts receivable, unbilled ................         --          4,129
        Other receivables ............................          158          259
   Deferred income tax assets ........................         --             68
   Prepaid expenses and other ........................          239        1,912
                                                            -------      -------
            Total current assets .....................      $ 2,792      $20,923

Property and equipment, net of accumulated
      depreciation of $1,744 and $4,181 as
      of December 31, 1995 and
      September 30, 1996..............................        1,746       26,931
Goodwill, net of accumulated amortization of
      $0 and $260 as of December 31, 1995
      and September 30, 1996..........................         --          5,850

Other assets..........................................            9          691
                                                            -------      -------
Total assets .........................................      $ 4,547      $54,395
                                                            =======      =======



                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)



                                                       December      September
                                                       31, 1995       30, 1996
                                                      ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
      capital leases................................     $    182      $  6,517
   Accounts payable ................................        1,004         9,035
   Accrued liabilities .............................        1,003         1,536
   Deferred revenue ................................         --             418
   Income taxes payable ............................         --             568
                                                         --------      --------
            Total current liabilities ..............     $  2,189      $ 18,074

Long-term debt and capital leases, net of
   current maturities...............................         --           8,682
Deferred income taxes ..............................          530           653

Stockholders' equity:
   Common stock-predecessor ........................          321          --
   Common stock, $.01 par value, 25,000,000
      shares authorized, 7,600,000 shares
      issued and outstanding........................         --              76
   Preferred stock, $.01 par value,
      1,000,000 shares authorized, none
      issued and outstanding........................         --            --
   Additional paid in capital ......................         --          28,173
   Retained earnings ...............................        4,363         1,934
   Cumulative foreign currency translation
      adjustment....................................       (2,856)       (3,197)
                                                         --------      --------
Total stockholders' equity .........................     $  1,828      $ 26,986

            Total liabilities and
            stockholders' equity....................     $  4,547      $ 54,395
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

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (Unaudited)


                                       For the Three      For the Nine Months
                                       Months Ended              Ended
                                       September 30,          September 30,
                                      1995       1996        1995        1996
                                    --------   --------    --------    --------

Net Sales ......................    $ 2,310    $ 16,612    $  7,157    $ 36,151

Expenses
   Cost of data acquisition ....        919      12,111       3,759      26,563
   Depreciation and
      amortization .............         88       1,139         531       2,788
   General and  administrative
      expenses .................        287       1,322         833       3,907
                                   --------    --------    -------    --------
                                      1,294      14,572       5,123      33,258

Operating income ...............      1,016       2,040       2,034       2,893

Other income (expense)
   Miscellaneous ...............        (64)         73          38         437
   Interest expense ............        (42)       (372)       (562)       (668)
   Foreign currency
      transaction gains
            (losses) ...........        (95)        (74)        (83)          7
                                   --------    --------    --------    --------
                                       (201)       (373)       (607)       (224)

Income  before  provision for
   income taxes and
   extraordinary item...........        815       1,667       1,427       2,669


Provision for income taxes .....        (63)        368          81         645
                                   --------    --------    --------    --------
Income before extraordinary item        878       1,299       1,346       2,024

Extraordinary item,net of
   tax expense of $36 ..........       --          --          --            57
                                   --------    --------    --------    --------
Net income .....................   $    878    $  1,299    $  1,346    $  2,081
                                   ========    ========    ========    ========

Income per share before
   extraordinary item                           .17                    .29
Extraordinary item per share,
   net of tax expense                             -                    .01

                                            --------               --------
Net earnings per share                          .17                    .30
                                            ========               ========

Weighted average common
   shares outstanding                      7,736,036              6,926,795



                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (Unaudited)

                                                       For the Nine Months Ended
                                                             September 30,
                                                          1995            1996
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flow provided(used) by
   operating activities ............................     $  1,585      $ (2,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ................         (123)      (12,270)
Cash consideration paid to acquire
   Operating Subsidiaries ..........................         --         (10,328)
Cash  received  from sale of property  and
   equipment .......................................         --             114
                                                         --------      --------
Net cash used by investing activities ..............         (123)      (22,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in  connection  with the initial
   public offering .................................         --          (3,431)
Proceeds  from  initial  public  offering,
   net of the underwriting discounts ...............         --          32,085
Issuance of predecessor common stock ...............           28          --
Cash paid to retire indebtedness of the
   Operating Subsidiaries ..........................         --          (4,599)
Principal  payments  on notes  payable and
   capital leases ..................................         (484)       (8,317)
Cash  proceeds of  borrowings  under notes
   payable and capital leases ......................         --          12,934
Cash dividend paid to owners of
   predecessor company .............................         --          (3,510)
Net  borrowings  (payments)  under  factor
   agreements ......................................         (207)         --
                                                         --------      --------
Net  cash  provided  (used)  by  financing
   activities ......................................         (663)       25,162

Net increase (decrease) in cash ....................          799           589

Cash at beginning of period ........................          242           609
Effect of change in exchange rate on cash ..........          (53)            8
                                                         ========      ========
Cash at end of period ..............................     $    988      $  1,206
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

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION


On February 9, 1996, 3-D Geophysical, Inc. (the "Company") consummated an initial public offering (the "Offering") and simultaneously acquired in separate transactions, in exchange for cash, notes and shares of common stock, Geoevaluaciones, S.A. de C.V. ("GEO"), Processos Interactivos Avanzados, S.A. de C.V. ("PIASA"), certain assets and liabilities of the land seismic business of Northern Geophysical of America, Inc. ("Northern"), Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp") (collectively referred to as the "Operating Subsidiaries").

For accounting purposes the acquisitions of GEO and PIASA were treated as a recapitalization of GEO and PIASA with GEO (combined with PIASA) deemed to be the acquirer of the Company and considered the predecessor company. Accordingly, the financial statements include the historical operating performance of only GEO and PIASA (the "Mexican Operations") through February 8, 1996.

The acquisitions of Northern, Paragon and Kemp were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and SEC Staff Accounting Bulletin No.
48. Northern and Kemp are being valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired is being amortized on a straight-line basis over 15 years. The acquisition of Paragon's Common Stock in exchange for shares of the Company's common stock was accounted for at Paragon's historical costs. The accompanying condensed consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the effective date of the acquisitions. As a result, the Company's statements of operations for the three and nine months ended September 30, 1996 are not comparable to the statements of operations for the three and nine months ended September 30, 1995, and the Company's balance sheet as of September 30, 1996 is not comparable to its balance sheet as of December 31, 1995.



The consideration paid to the former owners of Northern, Kemp and Paragon and the allocation of such consideration to the acquired assets is as follows:

Cash paid for the stock and assets of the
   acquired companies                                  $ 10,328,000
Debt payable to former owner of Northern                  1,149,000
Stock issued to the former owners of Kemp at
   offering price of $7.50 per share                        294,000
Assumption of the liabilities in excess of
   assets of Paragon                                     (1,020,000)
Liabilities assumed:
Bank overdraft                                              162,000
Accounts payable                                          4,984,000
Accrued and other current liabilities                     1,130,000
Debt assumed:
      Current                                             8,007,000
      Non-current                                         3,187,000
                                                        -----------

Amounts allocated to acquired assets                   $ 28,221,000
                                                        ===========

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)


Allocation of the purchase price to the acquired assets:

Accounts receivable:
     Trade                                          $    6,575,000
     Other                                                 123,000
Deferred income tax assets                                 108,000
Prepaid expenses and other current assets                  209,000
Property and equipment                                  14,106,000
Goodwill                                                 6,147,000
Other assets                                               953,000
                                                      =============
                                                    $   28,221,000
                                                      =============



The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1996, the results of its operations for the three- and nine-month periods ended September 30, 1995 and 1996, and its cash flows for the nine month periods ended September 30, 1995 and 1996. All significant intercompany accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended. The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


PRO FORMA INFORMATION


The accompanying summarized pro forma information for the Company for the three- and nine-month periods ended September 30, 1995 and 1996 represents the operations of the Company as if the acquisitions of the Operating Subsidiaries and the Company's initial public offering had occurred on January 1, 1995.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)


                                  For the Three Months     For the Nine Months
                                   Ended September 30,     Ended September 30,
                                  (in thousands, except   (in thousands, except
                                     per share data)         per share data)
                                   1995          1996          1995       1996
                                  -------     -------        -------    -------
Net sales                         $10,923     $16,612        $25,669    $39,974
                                  =======     =======        =======    =======
Extraordinary item, net of
   tax expense                    $    -      $    -         $    -     $    57
                                  =======     =======        =======    =======

Net income                        $   711     $ 1,299        $   470    $ 1,832
                                  =======     ========       =======    =======

Income per share before
   extraordinary item                  .11         .21           .08        .28
Extraordinary item per share,
   net of tax expense                   -           -             -         .01
                                  --------    --------      --------   --------
Earnings per share                     .11         .21           .08        .29
                                  ========    ========      =========  ========

The pro forma results described above assume weighted average common shares outstanding of 6,232,000 shares.

The summarized pro forma information is not necessarily indicative of the actual results that would have been achieved if the public offering and acquisitions had occurred on the date indicated or which may be realized in the future.

REVENUE RECOGNITION AND REVENUE ADJUSTMENTS



The Company generates revenue through performing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net sales for the nine months ended September 30, 1995 and 1996 include contractual revenue adjustments from the Mexican Operations, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Certain of these revenue adjustments recognized for the nine months ended September 30, 1996, for which the Company has the contractual right to invoice, have not been invoiced pending final review by the Company's major customer in Mexico. The Company, historically, has been able to collect these revenue adjustments and, accordingly, the Company has not recorded a valuation allowance against these amounts as of December 31, 1995 or September 30, 1996.


2.     INITIAL PUBLIC OFFERING OF COMMON STOCK


On February 9, 1996, the Company completed the offering of 4,000,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their overallotment option to purchase an additional 600,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $28,654,000. Of these net proceeds, $3,510,000 was treated, for accounting purposes, as a dividend to the former stockholders of GEO and PIASA, approximately $10,328,000 was used to purchase the land seismic assets of Northern and all of the capital stock of Kemp, approximately $4,599,000 was used to retire certain indebtedness of the Operating Subsidiaries, $152,000 was used to retire capital leases and $1,149,000 was paid subsequent to the closing of the acquisitions as a purchase price adjustment for the purchase of the land seismic assets of Northern. The Company recognized $57,000 of extraordinary

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.     INITIAL PUBLIC OFFERING OF COMMON STOCK (continued)

gain, net of tax, from the retirement of a certain portion of this debt.


3.     CONCENTRATIONS OF CREDIT RISK

During the nine months ended September 30, 1995, which included only the operations of GEO and PIASA, one customer accounted for 100.0% of net sales and during the nine months ended September 30, 1996, three customers accounted for 25.1%, 18.1%, and 16.4% of net sales, respectively.

As of December 31, 1995, which consisted only of the accounts of GEO and PIASA, one customer accounted for 99.0% of accounts receivable and as of September 30, 1996, two customers accounted for 29.1% and 28.0% of accounts receivable, respectively.


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


5.  EARNINGS PER SHARE

The number of shares used in the earnings per share calculation is determined as follows:

                                                  For the Three   For the Nine
                                                  Months Ending   Months Ending
                                                  September 30,   September 30,
                                                       1996            1996
                                                  -------------   -------------
    Shares issued to the Company's
       stockholders giving effect to the
       2,717.66 for 1 stock split                    1,400,681      1,400,681
    Shares  deemed to have  been  issued
       to fund cash portion of dividend
       to Geoevaluaciones stockholders                 468,000        468,000
    Shares issued to acquire
       Operating Subsidiaries                        1,599,319      1,406,677
    Shares sold in initial offering                  4,132,000      3,515,401
    Common  stock  equivalents,
       principally common stock options                136,036        136,036
                                                     ---------      ---------

    Weighted average common shares outstanding       7,736,036      6,926,795
                                                     =========      =========


6.     INCOME  TAXES

The effective income tax rates for the nine months ended September 30, 1995 and 1996 are 6% and 26%, respectively. The differences between the statutory federal income tax rate on income before provision for income taxes and extraordinary item, and the Company's effective income tax rate, result primarily from the tax benefits associated with inflation adjustments with respect to the operations of GEO for the nine months ended September 30, 1995 and the anticipated change in the valuation allowance previously established with respect to net operating loss carryforwards and inflation adjustments in Mexico for the nine months ended September 30, 1996.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.     COMMITMENTS AND CONTINGENCIES


GEO has a dispute, and may be threatened with litigation, in connection with certain agreements entered it into with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a certain Letter of Intent and a certain Technical Assistance Agreement, dated June 3, 1991 and June 1, 1992, respectively (the "Capilano Agreements"). Capilano stated in its 1994 Annual Report to Shareholders that it has had difficulty in collecting amounts owing from a Mexican company (presumably, GEO) to which Capilano supplied technical assistance and stated in its 1995 Annual Report to Shareholders that it had written down accounts receivable in Mexico by approximately Canadian $1.9 million (approximately U.S. $1.4 million). GEO maintains that it is not obligated to compensate Capilano for certain services GEO believes were either inadequately provided or not provided at all by Capilano and the parties disagree upon how certain profits and losses should be allocated under the Capilano Agreements. Representatives of Capilano and GEO have had ongoing discussions since May, 1996 in an effort to resolve this dispute. The Company is not currently able to estimate the effect, if any, on GEO's results of operations and financial position which may result from resolution of this matter. Accordingly, the Company's financial statements do not reflect any adjustment related to this matter. A portion of the amounts payable to the former stockholders of Geoevaluaciones in connection with the acquisition by the Company of the stock of Geoevaluaciones owned by such stockholders is held in escrow and available to pay amounts in settlement or otherwise in connection with the dispute with Capilano.


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

9.  SUBSEQUENT EVENTS


 On July 12, 1996, the Company executed a letter of intent to acquire J.R.S. Exploration Company Limited ("J.R.S."), a land seismic survey company headquartered in Calgary, Alberta. Under the contemplated terms, the Company proposes to acquire J.R.S. for approximately Canadian $3.5 million (approximately U.S. $2.6 million) in cash and shares of the Company's Common Stock worth Canadian $3.35 million (approximately U.S. $2.5 million) valued on the basis of the average closing price of the Company's Common Stock prior to the closing. The acquisition is subject to certain conditions, including the execution of mutually satisfactory documentation and the completion of satisfactory due diligence by the Company. The closing of this proposed acquisition is not anticipated to occur prior to January, 1997.

On October 8, 1996, the Company filed a Registration Statement on Form S-1 (No. 333-13665) with the Securities and Exchange Commission relating to a proposed underwritten sale to the public of 4,000,000 shares of the Company's Common Stock (not including an over-allotment option of 600,000 shares).

In October 1996, the Company signed four separate lease agreements for the lease of seismic data acquisition equipment with rental terms ranging from three to six months which contain aggregate minimum lease payments of approximately $3.8 million. Two of the leases are with Andrews Group International, a related party. Each has a six month minimum lease term and provides that the Company has the option to purchase the equipment being leased, with 80% of rental payments applying towards the purchase. Minimum lease payments under these leases are approximately $660,000 and $173,000, respectively.


The Company also entered into two lease agreements with Geco-Prakla, a division of Schlumberger Technology Corporation. The first agreement has a three month minimum lease term and provides that the Company has the option to purchase the equipment being leased, with 75% of rental payments applying towards the purchase. Minimum lease payments under this lease are approximately $338,000. The second agreement has a three month minimum lease term and contains no option to purchase the equipment being leased. Minimum lease payments under this lease are approximately $2.6 million.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


For accounting purposes, GEO (together with PIASA) is considered the predecessor company and the financial performance of Northern, Kemp and Paragon are included as of their acquisition date, February 9, 1996. As a result, the Company's statements of operations for the three- and nine-month periods ended September 30, 1996 include the financial activities of the Company's operations in the United States after February 8, 1996, and are not comparable to the statements of operations and cash flows for the three- and nine-month periods ended September 30, 1995. The following discussion has been divided into two sections. The first section relates to the Company and includes the historical operating performance of GEO and PIASA (the "Mexican Operations"). The second section discusses the Company's liquidity and capital resources as of September 30, 1996. The Company's statements of operations for the three and nine months ended September 30, 1996 are not comparable to the statements of operations for the three and nine months ended September 30, 1995, and the Company's balance sheet as of September 30, 1996 is not comparable to its balance sheet as of December 31, 1995.


RESULTS OF OPERATIONS

               Three Months Ended September 30, 1996 compared to
                      Three Months Ended September 30, 1995


NET SALES. Net sales for the Company increased 619.1% to $16.6 million in the three months ended September 30, 1996 from $2.3 million in the three months ended September 30, 1995. The increase is primarily attributable to the inclusion of $12.5 million of net sales of the Company's operations in the United States and a 77.4% increase to $4.1 million in the three months ended September 30, 1996, from $2.3 million in the three months ended September 30, 1995, for the Mexican Operations. Net sales for the three months ended September 30, 1995 include $1.8 million of contractual adjustments related to increased costs due to the devaluation of the Mexican peso which occurred in December of 1994. Net sales for the three months ended September 30, 1995 include similar contractual adjustments of $522,000.

COST OF DATA ACQUISITION. Cost of data acquisition for the Company increased 1,217.8% to $12.1 million in the three months ended September 30, 1996 from $919,000 in the three months ended September 30, 1995. The increase is primarily attributable to the inclusion of $9.0 million of cost of data acquisition for the Company's operations in the United States and a 236.1% increase to $3.1 million in the three months ended September 30, 1996, from $919,000 in the three months ended September 30, 1995, for the Mexican Operations. The decrease in gross margin (net sales less cost of data acquisition) for the Mexican Operations is primarily attributable to larger contractual adjustments realized during the third quarter of 1995 as well as the impact of the Southern Services crew (a drilling and field services crew operating in Southern Mexico) which did not commence work in 1995 until November


DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Company increased 1,194.3% to $1.1 million in the three months ended September 30, 1996 from $88,000 in the three months ended September 30, 1995. The increase is primarily attributable to the inclusion of $715,000 of depreciation and amortization of the Company's operations in the United States, including $102,000 of goodwill amortization attributable to the acquisitions of Northern and Kemp, and additional depreciation relating to new equipment acquisitions. This is in addition to a 301.1% increase to $353,000 in the three months ended September 30, 1996, from $88,000 in the three months ended September 30, 1995, for the Mexican Operations.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Company increased 360.6% to $1.3 million in the three months ended September 30, 1996 from $287,000 in the three months ended September 30, 1995. The increase is primarily attributable to the inclusion of $975,000 of general and administrative expenses from the Company's operations in the United States, partially offset by a 5.6% decrease to $271,000 in the three months ended September 30, 1996, from $287,000 in the three months ended September 30, 1995, for the Mexican Operations. General and administrative expenses for the Company have increased due to the added costs associated with being a publicly traded company and increased marketing costs.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)


OPERATING INCOME. Operating income for the Company increased 100.8% to $2.0 million in the three months ended September 30, 1996 from $1.0 million in the three months ended September 30, 1995. The increase is primarily attributable to the inclusion of $1.7 million of operating income from Company's operations in the United States, partially offset by a 62.1% decrease in operating income to $385,000 in the three months ended September 30, 1996 from $1.0 million in the three months ended September 30, 1995 for the Mexican Operations. The decrease in the operating income of the Mexican Operations is due to contractual revenue adjustments of $1.8 million, which were realized during the third quarter of 1995, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. Similar contractual adjustments of $522,000 were realized during the three months ended September 30, 1996.

MISCELLANEOUS INCOME (EXPENSE). The Company recognized miscellaneous income of $73,000 in the three months ended September 30, 1996 compared with miscellaneous expense of $64,000 recognized in the three months ended September 30, 1995. The increase is primarily the result of interest income in Mexico due to the high investment interest rates available in Mexico, interest income from the investment of the proceeds of the Company's initial public offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

INTEREST EXPENSE. The Company's interest expense increased 785.7% to $372,000 in the three months ended September 30, 1996 from $42,000 in the three months ended September 30, 1995. The increase is due to interest charges on borrowings of approximately $12 million under a credit facility with the Company's principal lender during the three months ended September 30, 1996 compared to borrowings of approximately $300,000 during the nine months ended September 30, 1995.


FOREIGN CURRENCY LOSSES. The Company recognized a foreign currency loss of $74,000 in the three months ended September 30, 1996 compared to a foreign currency loss of $95,000 in the three months ended September 30, 1995, a change of 22.1%. The losses are primarily attributable to the fluctuation of the Peso/U.S. dollar exchange rate.

INCOME TAX EXPENSE. The Company recognized income tax expense from operations of $368,000 in the three months ended September 30, 1996 compared to an income tax benefit of $63,000 in the three months ended September 30, 1995. The increase is primarily attributable to earnings of the Company's operations in the United States taxed at a 26% effective tax rate, partially offset by an 18% effective tax rate for earnings from the Mexican Operations. The lower tax rate in Mexico is due to inflation adjustments. The effective tax rate for the Company's operations in the United States is lower than the statutory tax rate due to the anticipated change in the valuation allowance previously established with respect to the net operating loss carryforwards.


                Nine Months Ended September 30, 1996 compared to
                      Nine Months Ended September 30, 1995.


NET SALES. Net sales for the Company increased 405.1% to $36.2 million in the nine months ended September 30, 1996 from $7.2 million in the nine months ended September 30, 1995. The increase is primarily attributable to the inclusion of $27.0 million of net sales of the Company's operations in the United States and a 27.0% increase to $9.1 million for the nine months ended September 30, 1996 from $7.2 million for the nine months ended September 30, 1995 for the Mexican Operations. Net sales for the nine months ended September 30, 1995 include $ 2.6 million of contractual adjustments related to increased costs due to the devaluation of the Mexican peso which occurred in December of 1994. Net sales in the nine months ended September 30, 1996 include similar contractual adjustments of $1.1 million.

2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)


COST OF DATA ACQUISITION. Cost of data acquisition for the Company increased 606.7% to $26.6 million in the nine months ended September 30, 1996 from $3.8 million in the nine months ended September 30, 1995. The increase is primarily attributable to the inclusion of $19.6 million of cost of data acquisition of the Company's operations in the United States and a 86.4% increase to $7.0 million in the nine months ended September 30, 1996, from $3.8 million in the nine months ended September 30, 1995 for the Mexican Operations. The decrease in gross margin for the Mexican Operations is primarily attributable to larger price adjustments realized during the nine months ended September 30, 1995 and the impact in the nine months ended September 30, 1996 of the Southern Services crew (a drilling and field services crew operating in Southern Mexico) which did not commence work in 1995 until November.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Company increased 425.0% to $2.8 million in the nine months ended September 30, 1996 from $531,000 in the nine months ended September 30, 1995. The increase is primarily attributable to the inclusion of $2.0 million of depreciation and amortization of the Company's operations in the United States, including $260,000 of goodwill amortization attributable to the acquisitions of Northern and Kemp. This is in addition to a 27.1% increase to $675,000 for the nine months ended September 30, 1996, from $531,000 for the nine months ended September 30, 1995, for the Mexican Operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Company increased 368.8% to $3.9 million in the nine months ended September 30, 1996 from $833,000 in the nine months ended September 30, 1995. The increase is primarily attributable to the inclusion of $2.9 million of general and administrative expenses from the Company's operations in the United States, and a 3.9% increase to $866,000 in the nine months ended September 30, 1996, from $833,000 in the nine months ended September 30, 1995, for the Mexican Operations. General and administrative expenses for the Company have increased due to the added costs associated with being a publicly traded company and increased marketing costs.

OPERATING INCOME. Operating income for the Company increased 42.2% to $2.9 million in the nine months ended September 30, 1996 from $2.0 million in the nine months ended September 30, 1995. The operating income of the Mexican Operations decreased 73.4% to $540,000 in the nine months ended September 30, 1996 from $2.0 million in the nine months ended September 30, 1995. The decrease in the operating income of the Mexican Operations for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is due to contractual revenue adjustments of $ 2.6 million, which were realized during the nine months ending September 30, 1995, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. This is contrasted with contractual adjustments of $1.1 million realized during the nine months ended September 30, 1996. The decrease in the operating income of the Mexican Operations was partially offset by the inclusion of $2.3 million of operating income of the Company's operations in the United States for the nine months ended September 30, 1996.

MISCELLANEOUS INCOME (EXPENSE). The Company recognized miscellaneous income of $437,000 in the nine months ended September 30, 1996 compared to miscellaneous income of $38,000 in the nine months ended September 30, 1995. The increase is primarily the result of interest income in Mexico due to the high investment interest rates available in Mexico, interest income from the investment of the proceeds of the Company's initial public offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

INTEREST EXPENSE. The Company's interest expense increased 18.9% to $668,000 in the nine months ended September 30, 1996 from $562,000 in the nine months ended September 30, 1995. The increase is due to interest charges on borrowings of approximately $12 million under a credit facility with the Company's principal lender during the nine months ended September 30, 1996 compared to borrowings of approximately $300,000 during the nine months ended September 30, 1995.

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)


FOREIGN CURRENCY GAINS. The Company recognized a foreign currency gain of $7,000 in the nine months ended September 30, 1996 compared to a foreign currency loss of $83,000 in the nine months ended September 30, 1995. These gains and losses are primarily attributable to the reduction of U.S. dollar liabilities of the Mexican Operations and the fluctuation of the Peso/U.S. dollar exchange rate.

INCOME TAX EXPENSE. The Company recognized income tax expense from operations of $645,000 in the nine months ended September 30, 1996 compared to income tax expense of $81,000 in the nine months ended September 30, 1995. The increase is primarily attributable to earnings of the Company's operations in the United States taxed at a 26% effective tax rate, partially offset by 18% effective tax rate for earnings from the Mexican Operations. The lower tax rate in Mexico is due to inflation adjustments. The effective tax rate for the Company's operations in the United States is lower than the statutory tax rate due to the anticipated change in the valuation allowance previously established with respect to the net operating loss carryforwards.


EXTRAORDINARY ITEM NET OF INCOME TAX EXPENSE. The Company recognized a $57,000 extraordinary item in the nine months ended September 30, 1996, net of tax expense of $36,000. The extraordinary item is due to a gain recognized on the early extinguishment of debt. No extraordinary items were recognized in the nine months ended September 30, 1995.



LIQUIDITY AND CAPITAL RESOURCES

From December 31, 1995 to September 30, 1996, total assets of the Company increased from $4.5 million to $54.4 million, total liabilities increased from $2.7 million to $27.4 million and total stockholders' equity increased from $1.8 million to $27.0 million. These increases resulted from the Company's initial public offering, the acquisition of the Operating Subsidiaries and new capital expenditures partially financed by a new credit line.


On February 9, 1996, the Company completed its initial public offering of 4,000,000 shares of Common Stock at a price to the public of $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares at a price to the public of $7.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $28.7 million. Of this amount, approximately $3.5 million was treated, for accounting purposes, as a dividend to the former stockholders of GEO and PIASA , approximately $10.3 million was used to purchase the land seismic assets of Northern and all of the capital stock of Kemp , approximately $4.6 million was used to repay indebtedness of the Operating Subsidiaries, $152,000 was used to retire capital leases and $1.1 million was paid subsequent to the acquisitions as a purchase price adjustment for the land seismic assets of Northern. The remaining proceeds were used primarily for working capital and capital expenditures.


 At September 30, 1996, the Company had $1.2 million of cash. The Company utilized $2.1 million net cash from operating activities in the nine months ended September 30, 1996 compared with providing $1.6 million in the same period of the prior year. The reduction in net cash provided by operating activities was primarily attributable to a net increase in working capital.

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)



Net cash used in investing activities increased to $22.5 million in the nine months ended September 30, 1996 from $123,000 in the same period in the prior year. This increase was primarily due to the cash utilized to purchase Northern and Kemp of $10.3 million and for capital expenditures of $12.3 million, offset by cash proceeds of approximately $100,000 from the sale of equipment.


Net cash provided by financing activities increased to $25.2 million for the nine months ended September 30,1996 from net cash utilized of $663,000 in the comparable period in the prior year due to the completion of the Company's initial public offering and the closing of the Company's credit agreement with First Interstate Bank of Texas, N.A.


The Company used $12.3 million for capital expenditures in the nine months ended September 30, 1996 as compared to $123,000 in the same period of the prior year. Simultaneously with the acquisition of the Operating Subsidiaries, Northern and Paragon exercised options to purchase equipment which had been rented. These capital expenditures reduced the Company's reliance on leased equipment and improved the Company's ability to meet the demand for 3-D data acquisition services. On May 31, 1996, the Company purchased approximately $8.5 million of equipment from Input/Output, Inc. This purchase increased the Company's recording channel capacity from approximately 7,500 to approximately 12,000 channels. Simultaneously with the purchase of the equipment, the Company entered into an $18 million credit facility with First Interstate Bank of Texas, N.A. The credit facility is for three years and includes $7.5 million of financing for the above equipment and $4.5 million of refinancing of conditional sales agreements acquired by the Operating Subsidiaries prior to the Company's initial public offering. The credit facility also provides $3.0 million for future capital expenditures and a working capital facility of up to $3.0 million, of which $2.0 million is available as of September 30, 1996. The new equipment will be utilized to meet the requirements of a contract with a subsidiary of British Petroleum in Alaska, increase the channel capacity of one of the Company's Mexican crews for a new 3-D contract with PEMEX and increase the channel capacity of the Company's two crews in the Rocky Mountain Region.

On October 1, 1996, the Company signed a termination agreement with the Company's former Chief Financial Officer where the Company agreed to pay him $150,000 plus $7,000 per month through December 31, 1998, to provide him with office space in the Company's New York City facility through December 31, 1997 and to provide him with certain insurance benefits. In exchange, therefore, the former Chief Financial Officer has agreed to render financial and advisory services to the Company in connection with its proposed public offering. The Company anticipates a charge to fourth quarter earnings of $400,000 related to this agreement.

On October 8, 1996, the Company filed a Registration Statement on Form S-1 (No. 333-13665) with the Securities and Exchange Commission relating to the proposed underwritten sale to the public of 4.0 million shares of the Company's Common Stock (not including an over-allotment option of 600,000 shares). The Company anticipates that the proceeds from the offering will be used to purchase approximately $17.0 million of additional equipment, repay approximately $6.0 million of debt incurred in connection with the Company's purchase in May 1996 of two 24-bit seismic data acquisition systems, approximately $2.6 million to pay a portion of the purchase price for J.R.S. and the balance, if any, for working capital and other general corporate purposes.

At November 1, 1996, the Company's estimated backlog of commitments for services totaled $41.7 million. The Company expects to complete substantially all of these commitments during 1996 and 1997; however, commitments are subject to cancellation at the option of the Company's customers, on short notice and without penalty.


The Company believes that its planned capital expenditures and operating requirements through the end of 1996 will be funded from cash from operations and proceeds from the First Interstate Bank of Texas, N.A. credit facility and other equipment financing if required. If other financing is required, there can be no assurance that the Company will be able to obtain financing at all, or on terms favorable to the Company. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements, and the Company is unable to obtain additional financing, it will be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

              None

Item 2.   Changes in Securities.

              None

Item 3.   Defaults Upon Senior Securities.

              None

Item 4.   Submission of Matters to a Vote of Security Holders.

              None

Item 5.   Other Information.

              None

Item 6.   Exhibits and Reports on Form 8-K.

       (a)   List of exhibits

               Financial Data Schedule

               Executive Employment Agreement dated September 30, 1996,
                 between the Registrant and Ronald L. Koons (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1(No. 333-13665)).


       (b) The Registrant did not file any Current Reports on Form 8-K during the three months ended September 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     3-D Geophysical, Inc.

Dated:  November 14, 1996

                                                     By: /s/ Richard D. Davis
                                                         ---------------------
                                                     Richard D. Davis
                                                     President and
                                                     Chief Executive Officer





Dated:  November 14, 1996

                                                      By: /s/ Ronald L. Koons
                                                         --------------------
                                                      Ronald L. Koons
                                                      Treasurer and
                                                      Chief Financial Officer
                                                      (principal financial
                                                      and accounting officer)