Form 10-K405
period 1996-12-31
3-D GEOPHYSICAL INC
filed 1997-03-31
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D C 20549

                                   FORM 10-K


         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1996

                         Commission file number 0-27564

                             3-D GEOPHYSICAL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             13-3841601
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               identification No.)

   7076 South Alton Way, Building H                                  80112
        Englewood, Colorado                                        (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code: (303) 290-0214

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
     (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes       X       No
                                 --------          --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average of the closing high and low price of the Common Stock as of March 25, 1997 (as reported by the Nasdaq) was approximately $71,203,125 (See Item 12). On that date, there were 11,625,000 shares of 3-D Geophysical, Inc. Common Stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 through 13 of Part III hereof is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A"), not later than 120 days after the end of the fiscal year ended December 31, 1996.

                             3-D GEOPHYSICAL, INC.
                FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1996



PART I.
                                                                                                         Page
                                                                                                      ----------
      Item 1.   Business                                                                                 4-11
      Item 2.   Properties                                                                                11
      Item 3.   Legal Proceedings                                                                        11-12
      Item 4.   Submission of Matters to a Vote of Security Holders                                       12

PART II

      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                     13
      Item 6.   Selected Financial Data                                                                   13
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation     14-20
      Item 8.   Financial Statements and Supplementary Data                                              21-42
      Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure      43

PART III

      Item 10.  Directors and Executive Officers of the Registrant                                        44
      Item 11.  Executive Compensation                                                                    44
      Item 12.  Security Ownership of Certain Beneficial Owners and Management                            44
      Item 13.  Certain Relationships and Related Transactions                                            44

PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         45-47

Signatures                                                                                                48


Financial Data Schedule                                                                                   49

PART   I.

Item   1.   Business

GENERAL

         3-D Geophysical, Inc. was formed in March, 1995 to facilitate the acquisition and consolidation of land-based and shallow water seismic data acquisition businesses. Unless the context indicates otherwise, all references herein to the "Company" or to "3-D Geophysical" mean 3-D Geophysical, Inc. and its subsidiaries, the principal ones of which operate two seismic data acquisition businesses (collectively, the "Operating Subsidiaries") - Geovaluaciones, S.A. de C.V. ("Geovaluaciones") and Northern Geophysical of America, Inc. ("Northern"). In addition, the Company processes seismic data through another subsidiary, Procesos Interactivos Avanzados, S.A. de C.V. ("PIASA"). Concurrently with the consummation of the Company's initial public offering (the "Initial Public Offering") in February 1996, 3-D Geophysical acquired Geoevaluaciones, Northern, Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp"). In December 1996, Paragon and Kemp were merged with and into Northern. In this document, unless otherwise indicated, references to "dollars", "U.S.$", and "$" are to United States dollars, references to pesos and "N$" are to Mexican pesos and references to "Canadian dollars" and "C$" are to Canadian dollars, and the terms "United States" and "U.S." mean the United States of America, its states, territories and possessions and all areas subject to its jurisdiction.

         Geoevaluaciones and PIASA, Mexican corporations, were organized in 1977 and 1993, respectively. For accounting purposes, the acquisition of Geoevaluaciones and PIASA has been treated as a recapitalization of Geoevaluaciones and PIASA with Geoevaluaciones (combined with PIASA) as the acquiror of 3-D Geophysical, Inc. and, therefore, as the predecessor company (the "Predecessor Company").

         3-D Geophysical, Inc. is one of the leading providers of land-based and shallow water 3-D and 2-D seismic data acquisition services to the oil and gas industry in the Western Hemisphere. As of February 28, 1997 the Company's 10 crews operated land-based and shallow water seismic data acquisition systems, primarily utilizing state-of-the-art, 24-bit equipment, with a total of approximately 18,000 channels, in Alaska, the Rocky Mountain, West Coast and Appalachian regions and in Canada and Mexico.

         The seismic data acquisition services industry is currently experiencing several significant changes, including a continuing consolidation of service providers. The Company believes that this consolidation is due in part to the trend by oil and gas exploration and production companies to rely on third-party seismic contractors to provide increasingly more sophisticated and extensive 3-D seismic surveys. These surveys require a greater number of recording channels and therefore substantial capital expenditures. This trend is rationalizing the seismic services industry and creating a competitive advantage for companies with extensive 3-D channel capacity and greater financial resources.

BUSINESS STRATEGY

         The Company's objective is to capitalize on the consolidation taking place in its industry to enhance its position as one of the leading providers of land-based and shallow water seismic data acquisition services and to become a significant provider of related services to the oil and gas industry in the Western hemisphere. The Company intends to achieve this objective by:

         o Optimizing the utilization of its state-of-the-art seismic data acquisition systems by relocating equipment and crews among the regions in which the Company operates;
         o Expanding its operations in Mexico and elsewhere in Latin America by seeking further contract opportunities with Petroleos Mexicanos
              ("PEMEX") and other oil companies operating in Latin America;
         o    Pursuing opportunities in the United States, including Alaska, by attempting to strengthen existing business relationships with multinational companies and their affiliates, such as Atlantic Richfield Company

              ("ARCO"), BP Exploration (Alaska) Inc. ("BP Alaska"), Marathon Oil Company ("Marathon") and others; and
         o Pursuing strategic acquisitions by seeking to acquire providers of seismic data acquisition and related services, such as J.R.S. Exploration Company Limited ("J.R.S. Exploration"), that complement the Company's geographic market coverage and growth strategy.

INDUSTRY OVERVIEW

         Seismic data is the principal source of information used by geoscientists to map potential or existing oil and gas bearing formations and the geologic structures that surround them. Seismic data is acquired over a specified area by deploying a network of electronic cables over the area to which electronic receivers, or geophones, are attached. Once this network is deployed, an energy source, such as vibroseis or dynamite, is used to generate seismic waves through a pre-determined set of frequencies that move through the rock formation under the area and reverberate back to the surface in milliseconds. The geophones capture the changing velocity and character of these seismic waves as they travel down and back through the earth's surface and transmit this information a short distance along a channel to a remote signal conditioner. The remote signal conditioner digitizes the analog data and transmits it to a central electronics unit that stores the acquired data. The data is then sent to a processing center where mathematical algorithms are applied to separate signals from interference and to correct distortion. Migration techniques are also applied to produce a spatial representation of the subsurface formations that were surveyed. After processing, the data is transferred to a computer workstation that allows the data to be viewed and reconfigured by a geoscientist who interprets the data with computer-aided exploration techniques in order to plot features and map the structures of the subsurface area.

         In the past, a 2-D survey was the standard technique utilized to acquire seismic data. 2-D seismic data can be visualized as a single vertical plane of subsurface information. 3-D seismic surveys produce data that is best visualized as a cube of information that can be sliced into numerous planes. Thus, 3-D surveys provide different views of subsurface geologic structure and much higher resolution of the structure than is available from a 2-D survey and have proven to be more reliable indicators of the oil and gas potential in the area surveyed. As a result, drilling based on 3-D seismic surveys has improved the economics of finding oil and gas. Consequently, demand for 3-D seismic surveys, and for surveys that cover wide areas and utilize a greater number of channels, has increased in the past several years. Furthermore, due to the enhanced information provided, 3-D surveys have proven to be a cost effective and efficient tool for oil and gas exploration and, increasingly, the development of existing reserves.

         The oil and gas industry relies upon seismic data for the exploration of new oil and gas reserves and for delineating the size and structure of previously identified oil and gas fields to improve the development of those fields. Seismic data, once acquired and processed, results in computer-generated representations of the earth's subsurface. 2-D seismic data is collected in a linear fashion along the surface of the earth (typically using 120 recording channels). The acquisition of 3-D seismic data involves the use of at least 480 recording channels, allows a greater volume of seismic data to be gathered and yields dense, 3-D grids, with a higher degree of resolution of the earth's subsurface than a 2-D seismic survey can produce.

         The amount of data that can be acquired and the ability to record, process and represent seismic data are dependent upon the type of equipment used during the seismic data acquisition process. Seismic acquisition systems are either traditional or distributed systems. In traditional systems, such as a DFS-VTM system, signals received from the energy source are transmitted to a central electronics unit in analog (nondigital) form with each channel requiring its own set of wires, consequently increasing the cable weight. Traditional systems are limited to 480 channels and are used primarily for 2-D seismic surveys. The traditional system uses a 16-bit converter to translate signals from analog to digital data. This technology cannot eliminate distortion of the signal that may be caused by noise in the area or weaknesses in the signal if it is remote from the central electronics unit.

         Alternatively, in a state-of-the-art distributed system, received signals are amplified, filtered and converted into digital data by means of a 24-bit analog-to-digital converter at remote signal conditioners before they are transmitted to the central electronics unit on a single set of wires. Certain distributed systems can be expanded to approximately 10,000 channels, although the Company believes that the average distributed system currently used in the land-based seismic data acquisition industry is significantly less than 10,000 channels. The 24-bit analog-to-digital converter extends the decibel range of seismic recording and reduces system distortion to provide superior signal fidelity. This technological innovation provides higher resolution data, which is especially beneficial for 3-D surveys in geologically complex or noisy areas, and substantially reduces power consumption. Distributed systems have flexible configuration capability and improved digital signal quality. In addition, the lighter weight cables allow a crew to acquire greater volumes of data, as required in 3-D surveys, over a wider area with fewer people and in less time. Distributed systems are used primarily for 3-D surveys.

SEISMIC DATA ACQUISITION SERVICES

         The Company is engaged in land-based and shallow water seismic data acquisition on a contract basis for its customers. Seismic data acquisition projects typically begin at the time a customer requests the Company to formulate a proposal to acquire seismic data on the customer's behalf. The Company's geophysicists work with the customer in designing the specifications of the proposed survey and, once the specifications are agreed upon, the survey is taken to the field where one or more of the Company's crews commence the process of acquiring data.

         As of February 28, 1997, the Company operated a total of 10 working seismic crews which were utilizing state-of-the-art, 24-bit seismic data acquisition systems with a total of approximately 18,000 channels. Of the 10 crews, one operated in Mexico, two in Alaska, four in the remainder of the United States and three in Canada. Each crew is either land transportable or heliportable, or both. The Company attempts to shift entire crews and equipment from one geographic location to another in order to capitalize on the varying seismic operating seasons in the Company's regions of operation and to maximize the Company's efficient use of human resources and equipment. Most of the Company's data acquisition systems, which include remote signal conditioners, cables, geophones and central electronics units, can be readily interchanged and relocated, depending upon the needs of the Company's customers.

         A seismic crew typically consists of a supervisor, permitting agents who secure permission to enter a landowner's property, surveyors who mark the locations for the placement of geophones and other equipment, general laborers who place and move the geophones and other equipment, a drill crew to drill holes and shooters to detonate the dynamite, if dynamite is used as the energy source, or a vibroseis crew to operate the vibroseis trucks, if vibroseis is used as the energy source, and an observer who operates the central electronics unit and controls the recording of the seismic data. A fully staffed seismic crew in the United States typically has from 10 to 25 personnel for 2-D seismic surveys and from 20 to 60 personnel for 3-D seismic surveys, depending upon the size and nature of the survey requested by the customer. Vehicles assigned to each crew consist of a recording truck, two or more cable and geophone trucks, a dynamite or vibroseis truck, several personnel vehicles with off-road capability and, where necessary, helicopters.

         The Company utilizes helicopters to facilitate seismic data acquisition in a wide range of terrains, including terrain that is inaccessible by wheeled or tracked vehicles. The Company's experience is that helicopter use reduces the overall cost and environmental impact of seismic data acquisition projects through improved productivity, as crew and equipment can be more rapidly deployed with less surface disturbance.

SEISMIC DATA PROCESSING AND INTERPRETATION

         The processing of seismic data involves the conversion of such data, by means of sophisticated computer software designed for this purpose, into graphic representations of cross-sections of the earth's subsurface. PIASA and Geoevaluaciones currently provide data processing and interpretation services to PEMEX and the Company has opened a processing center at its branch location in Peru. The Company intends to expand its processing and interpretation capacity in the future and to offer such services to its customers in other geographic regions. However, the Company has not yet developed a formal business plan to implement this intention, and there can be no assurance that any such attempted expansion will be successful.

GEOGRAPHIC AREAS OF OPERATION

         The Company's seismic data acquisition operations are conducted throughout the United States (including Alaska) and in Mexico and Canada. Geoevaluaciones primarily conducts its operations in Mexico and provides its primary customer, PEMEX, a full complement of seismic data acquisition, processing and interpretation services and reservoir characterization. The Company has established a presence in Peru by opening a branch office and a seismic data processing center, entering into a contract with ARCO which contract has been indefinitely delayed, and bidding on several contracts to provide seismic data acquisition services. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table presents certain pro forma financial information about the operations of the Company during the years ended December 31, 1995 and 1996

                           Year Ended               Year Ended
                       December 31, 1995        December 31, 1996
                      -------------------      --------------------
                   (Pro Forma)              (Pro Forma)

Net revenues          37,835        100.0%     55,577        100.0%
  United States       28,010         74.0%     43,196         77.7%
  Latin America        9,825         26.0%     12,381         22.3%

Operating income       1,175        100.0%      1,273        100.0%
  United States         (982)       (83.6%)     2,344        184.1%
  Latin America        2,157        183.6%     (1,071)       (84.1%)

Total assets             *            *        77,266        100.0%
  United States          *            *        62,353         80.7%
  Latin America          *            *        14,913         19.3%

The information above gives effect to the acquisitions of Northern, Paragon and Kemp as if such acquisitions had occurred on January 1, 1995.
*Not applicable

CAPITAL EXPENDITURES

         There are many competitors in the land-based seismic data acquisition business and substantial financial and other resources are required to maintain the state-of-the-art technology necessary to permit effective competition in bidding for contracts. Seismic data acquisition technology has progressed rapidly over recent years and the Company expects this trend to continue. The cost of sophisticated seismic data acquisition equipment and related crew training has increased significantly over the last several years. The cost of equipping a crew with a state-of-the-art system, such as an I/O SYSTEM TWO(TM) (including training and ancillary equipment), can range from approximately $3.0 to $10.0 million, the largest component of which is attributable to the channel boxes. The Company's strategy is to update its data acquisition systems as often as necessary to maintain its competitive position. There can be no assurance that the Company will have the capital necessary to upgrade its equipment to maintain its competitive position or to acquire any additional required equipment, or that any required financing therefore will be available on favorable terms. Furthermore, the Company may require additional capital expenditures in the event that the level of its operations increases significantly. If the Company is unable to raise the capital necessary to update or increase the capacity of its data acquisition systems to the extent necessary, it will be unable to update such systems or increase its level of operations and may be materially and adversely affected as a result.

OPERATING CONDITIONS

         The Company's crews often conduct operations in extreme weather, in difficult terrain that is not easily accessible and under other hazardous conditions. Accordingly, the Company's operations are subject to risks of injury to personnel and loss of equipment. Fixed costs, including costs associated with operating leases, labor costs and depreciation, account for more than half of the Company's costs and expenses. As a result, low productivity resulting from weather interruptions, equipment failures or other causes such as fires and accidental explosions resulting from the handling of equipment and supplies can result in significant operating losses. In addition, while the Company has insurance policies that protect it against liabilities that may be incurred in the ordinary course of its business, the Company is unable to insure fully against all possible loss or liability. For example, no insurance is available at a cost deemed reasonable by the Company for war, nationalization, appropriation or other extreme events.

          The Company's seismic data acquisition operations historically have been subject to seasonal fluctuations, with the greatest volume of data acquisition occurring during the summer and fall in the United States. The consolidation of the Operating Subsidiaries and its expansion into Latin America and Canada has enabled the Company to deploy its crews and utilize its equipment in disparate regions. As a result, the Company expects to conduct its operations year round with fewer days of down-time caused by inclement weather by working during the favorable operating seasons of different regions. The Company believes that by widening the geographical scope of its operations, the impact of seasonal fluctuations may be reduced.

MARKETING AND CUSTOMERS

         Marketing. The Company markets to existing customers on a regional basis in order to preserve these long-term relationships. The Company has established a corporate marketing center in Englewood, Colorado, which is responsible for (i) coordinating marketing and communication activities, (ii) expanding the Company's marketing to integrated and multinational oil and gas companies, and (iii) standardizing and coordinating submission of bids.

         Contracts. The Company provides its services to customers pursuant to contracts which are occasionally varied or modified by mutual consent. In many instances, such contracts are cancelable by the customer on short notice without penalty. Contracts are obtained by the Company either through competitive bidding, in response to invitations for bids, or by direct negotiation with a prospective customer.

         Most of the Company's contracts result from competitive bidding. Most frequently, customers invite bidders to provide quotations on the cost to gather seismic data for a specified region within a specified period of time. Some customers, primarily large oil companies, require at least three bids in order to award a contract. Contracts are awarded primarily on the basis of price, crew experience and equipment availability, technological expertise and reputation for dependability and safety.

         Contract terms, whether bid or negotiated, generally provide for payment by the customer on either a "turnkey" or a "term" basis or on a combination of both methods. Under a turnkey contract, payments for data acquisition services are based upon a fixed fee for each unit of data collected, and the Company bears substantially all of the risk of business interruption due to inclement weather and other hazards. Term contracts, on the other hand, provide for payment based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and most of the risk of business interruption (except for interruptions caused by failure of the Company's equipment) is borne by the customer. A combination turnkey and term contract provides for the Company and the customers to share the risk of business interruption in an agreed percentage. In each case, progress payments are usually required unless it is anticipated that the job will be completed in less than 30 days.

         Geoevaluaciones' contracts are procured from a bidding process that is regulated by Mexican law. PEMEX, as a government-owned company, prepares specification of projects for which seismic-related services are required. All potential bidders that meet certain technical, legal and other requirements submit bids which must include seismic data acquisition, processing and interpretation services. Geoevaluaciones and PIASA submit a single bid for their combined services. PEMEX places no restrictions on the participation of foreign-owned companies in the bidding process. Geoevaluaciones' contracts with PEMEX contain price terms which are fixed at the time the contracts are signed and in the past have been denominated in pesos. These contracts contain cost adjustment provisions which are triggered upon the occurrence of certain economic events such as a devaluation of the peso, a change in the rate of inflation or an increase in the statutory minimum wage rate. The adjustments may be requested by Geoevaluaciones, but only with respect to the direct costs incurred by Geoevaluaciones under a contract that are affected by the economic event. While these adjustment features protect Geoevaluaciones against partial declines in its peso-denominated profit margin, they do not protect Geoevaluaciones from a decline in the dollar value of its profits or net assets.

         The Company's contracts specify that the seismic data acquired by the Company belongs to the Company's customer. All of the customer's information is maintained in confidence.

         Customers. The Company's customers include and have included a number of major oil companies and their affiliates, including PEMEX, ARCO, BP Alaska and Marathon, as well as many smaller, independent oil and gas companies. The table below sets forth customers that accounted for more than 10% of the Company's revenues in 1995 and 1996. This information gives effect to the acquisitions of Northern, Paragon and Kemp as if those acquisitions had occurred on January 1, 1995.

                     For the Year Ending December 31,
                         1995                1996
                         ----                ----
                         (in millions of dollars)
PEMEX                $9.8     26.0%     $11.9     21.5%
Duncan Oil, Inc.     $4.3     11.4%     $ 0.6      1.1%
BP Alaska             --      --        $ 8.8     15.8%
Seitel, Inc.         $2.8      7.4%     $ 7.3     13.1%
   (Percentages represent the percentage of total pro forma revenue)

         No other single customer accounted for more than 10% of the Company's pro forma net revenues in those periods. The loss of PEMEX as a customer would have a material adverse effect on the Company's financial condition, cash flows and results of operations.

         A large portion of the Company's net revenues in any period may be attributable to a limited number of customers, even though the mix of customers changes over time as contracts are awarded and completed. The Company has a number of customers for which, over the years, services have been repeatedly provided.

         Safety and Environmental Program. Certain of the Company's customers, including PEMEX and other large oil and gas companies, require, as a condition of awarding contracts, that a safety program designed to reduce the hazards associated with acquiring seismic data be in place. The Company employs a full-time safety officer who is in charge of implementing a Company-wide health, safety and environmental program intended to comply with the requirements of major oil and gas companies and applicable regulatory authorities.

         Backlog. At February 28, 1997 the Company's backlog of data acquisition surveys was approximately $59.6 million. Approximately 65% of the backlog was attributable to the Company's operations in the United States, approximately 25% of such backlog related to operations in Mexico and Peru (the "Latin American Operations"), and approximately 10% related to the operations in Canada. The majority of such backlog consisted of written orders or commitments; however, contracts for services are occasionally varied or modified by mutual consent and, in many instances, are subject to cancellation by the customer on short notice without penalty. Consequently, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period. Subject to the foregoing, the Company anticipates that approximately 85% of the orders and commitments included in backlog will be completed prior to the end of 1997 and it is expected that the balance will be completed in 1998.

COMPETITION

         The Company has extensive competition in each of the regions in which it operates. Contracts for seismic data acquisition services generally are awarded on the basis of price, crew experience, equipment availability, technological expertise and reputation for dependability and safety. Competition is particularly intense for providers of more technologically advanced seismic data. Certain of the Company's major competitors have more crews and provide data acquisition, processing and interpretation services, have far greater financial and other resources than the Company and have more extensive relationships with major integrated and multinational oil and gas companies. These resources enable these competitors to maintain state-of-the-art technology and certain other advantages relating to costs that may provide them with an advantage over the Company in bidding for contracts. In addition, certain competitors of the Company take an economic interest in oil and gas exploration and development projects for which they perform services for their customers. There can be no assurance that the Company will be able to compete successfully against its competitors for contracts to conduct seismic surveys.

EMPLOYEES

         As of February 28, 1997 the Company employed approximately 1,041 people, of whom 23 performed management and marketing functions, 71 performed administrative services or clerical functions, 85 were geophysicists or rendered engineering or other technical services and approximately 862 were members of the Company's seismic crews or performed other functions. None of the Company's employees is represented by a labor union or is a direct or indirect party to a collective bargaining agreement. The Company believes it has good relations with its employees.

REGULATION

         Seismic data acquisition operations are subject to various laws and regulations in the United States, Mexico, Peru and Canada, as well as other countries in which the Company may operate in the future. Such laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment, access to private and governmental land to conduct seismic surveys and use of local employees and suppliers by foreign contractors. The Company believes that it has conducted its operations in substantial compliance with applicable environmental laws and regulations governing its activities.

ACQUISITION OF J.R.S. EXPLORATION

         On January 27, 1997, the Company completed the purchase of J.R.S. Exploration, a land-based seismic data acquisition business headquartered in Calgary, Alberta, Canada. J.R.S. Exploration has been operating in Western Canada since 1978 with up to four seismic crews utilizing 24-bit seismic recording systems manufactured by Sercel Incorporated that have a total of approximately 2,000 channels. Imperial Oil Resources Limited and Shell Canada accounted in the aggregate for over 63% of J.R.S. Exploration's revenues in its fiscal year ended November 30, 1996. J.R.S. Exploration is currently a party to seismic data acquisition services contracts with these two customers which expire on June 30, 1997 and September 30, 1998, respectively. For its fiscal year ended November 30, 1996, J.R.S. Exploration had revenues of approximately C$12.5 million (U.S.$9.1 million) and earnings before interest, taxes and depreciation of approximately C$2.6 million (U.S.$1.9 million). As of February 28, 1997, the exchange rate was approximately $.73 per Canadian dollar.

         The Company will seek to expand J.R.S. Exploration's business during winter, the peak Canadian operating season, by shifting certain of the Company's equipment to Canada during the period from January through April, and the Company believes that it will be able to utilize J.R.S. Exploration's equipment in the United States (including Alaska) during the other months of the year.

         Under the terms of the acquisition, the Company acquired all of the issued and outstanding shares of capital stock of the intermediate holding companies that own all of the issued and outstanding capital stock of J.R.S. Exploration for C$3.5 million (U.S.$2.6 million) in cash and 279,166 shares of Common Stock. In addition the Company repaid approximately C$1.8 million (U.S.$1.3 million) of debt J.R.S. Exploration owed to a commercial bank. Also under the terms of the acquisition, Messrs. Donald Janveau and W. Garnet Mueller, the principal stockholders and executive officers of J.R.S. Exploration, entered into three-year employment agreements (the "Employment Agreements") with J.R.S. Exploration pursuant to which Mr. Janveau serves as President and Chief Executive Officer of J.R.S. Exploration and Mr. Mueller serves as Vice President of Operations of J.R.S. Exploration. The Employment Agreements each provide for an annual salary of C$150,000 (U.S.$110,000). In connection with the Employment Agreements, Messrs. Janveau and Mueller each entered into a five-year covenant not to compete with the Company or any of its subsidiaries in the provision of seismic data acquisition or analysis services or any services related thereto. In connection with the acquisition of J.R.S. Exploration, the Company also acquired all of the issued and outstanding capital stock of Siegfried & Siegfried Ltd., an Alberta corporation that was wholly-owned by Mr. C. David Siegfried, an employee of J.R.S. Exploration and owns certain seismic data acquisition equipment presently being leased to J.R.S. Exploration. The purchase price for Siegfried & Siegfried Ltd. was C$150,000 (U.S.$110,000) in cash and 12,500 shares of Common Stock. Under the terms of this acquisition, Mr. Siegfried entered into a three-year employment agreement with J.R.S. Exploration pursuant to which Mr. Siegfried serves as Sales Manager and Operations Supervisor of J.R.S. Exploration. This employment agreement provides for an annual salary of C$100,000 (U.S.$73,000). In connection with this employment agreement, Mr. Siegfried entered into a three-year covenant not to compete with the Company or any of its subsidiaries in the provision of seismic data acquisition or analysis services or any services related thereto.

         The Company used a portion of the proceeds from its December 1996 public offering of Common Stock to pay the cash portion of the purchase price for J.R.S. Exploration and Siegfried & Siegfried Ltd. and to repay the debt of J.R.S. Exploration described above.

Item   2.   Properties

The principal facilities of the Registrant are summarized in the table below.

                                                                                   Building
                                 Owned                                               Area              Annual
                                   or                                             Approximate           Lease
        Location                 Leased                 Purpose                   Square Feet          Payments
---------------------------    ----------     ---------------------------     -------------------    ------------
Englewood, Colorado             Leased        Corporate headquarters                       8,000         $73,075
Anchorage, Alaska               Leased        Field crew office                            5,000         $41,004
Houston, Texas                  Leased        Field crew office                            2,000         $19,311
Grand Junction, Colorado        Leased        Repair shop and storage                     11,000         $36,000
                                              facility
Katy, Texas                     Leased        Repair shop and storage                      4,000         $15,000
                                              facility
Mt. Gilead, Ohio                 Owned        Field crew office                           10,000             N/A
Millersburg, Ohio               Leased        Repair shop                                  4,000          $7,200
Millersburg, Ohio                Owned        Field crew office                            3,000             N/A
Liberal, Kansas                 Leased        Field crew office                            4,000         $10,800
Mexico City, D.F., Mexico       Leased        Company headquarters of
                                              Geoevaluaciones, S.A. de                    10,000         $86,842
                                              C.V.
Reynosa, Mexico                 Leased        Data processing center                      43,000         $18,000
                                              and office facilities
Poza Rica, Mexico               Leased        Field crew office and                       38,000         $40,263
                                              repair shop
Lima, Peru                      Leased        Peru branch office                           5,000         $50,400
                                              headquarters
Iquitos, Peru                   Leased        Field crew office                            5,000          $7,200
New York, New York              Leased        Office of the Chairman of                    4,000        $165,159
                                              the Board


Item 3.   Legal Proceedings

         The Company is a defendant in or party to a number of lawsuits arising in the ordinary course of its business, which lawsuits the Company believes have little substantive merit. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that any of these lawsuits will have a material adverse effect on its operations, cash flows or financial position.

         Geoevaluaciones has a dispute, and may be threatened with litigation, in connection with certain agreements it entered into with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a Letter of Intent and a Technical Assistance Agreement, dated June 3, 1991 and June 1, 1992, respectively (the "Capilano Agreements"). Capilano stated in its 1994 Annual Report to Shareholders that is has had difficulty in collecting amounts owing from a Mexican company (presumably, Geoevaluaciones) to which Capilano supplied technical assistance and stated in its 1995 Annual Report that it had written down by approximately C$1.9 million accounts receivable in Mexico.

Geoevaluaciones maintains that it is not obligated to compensate Capilano for certain services Geoevaluaciones believes were either inadequately provided or not provided at all by Capilano and has other valid defenses to any claim Capilano may assert. Representatives of Capilano and Geoevaluaciones have had ongoing discussions since May 1996 in an effort to resolve this dispute. The Company currently is not able to estimate the effect, if any, on its results of operation and financial position which may result from the resolution of this matter. Therefore, the financial statements of the Company do not reflect any adjustments related to this matter. A portion of the amounts payable to the former stockholders of Geoevaluaciones in connection with the acquisition by 3-D Geophysical of the stock of Geoevaluaciones owned by such stockholders is held in escrow and available to pay amounts in settlement or otherwise in connection with the dispute with Capilano.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Since the initial public offering in February 1996 of Common Stock at $7.50 per share, the Common Stock has been traded on the Nasdaq National Market under the symbol "TDGO". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the Nasdaq National Market:

                                                 High        Low
                                                 ----        ---
1996
First Quarter (February 8 through March 31)     10 3/8     7 7/16
Second Quarter                                  12 1/2     8 1/2
Third Quarter                                   11 3/4     6 3/4
Fourth Quarter                                  10         7 1/2
1997
First Quarter (through March 25, 1997)          10 1/2     5 3/8

On March 25, 1997, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $6 1/16.

         3-D Geophysical's Certificate of Incorporation provides for authorized capital stock of 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,625,000 shares were outstanding at March 25, 1997, and 1,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock"), of which no shares were outstanding at March 25, 1997

         As of February 28, 1997, there were 90 holders of record of Common
Stock.

         The loan agreement with First Interstate Bank of Texas, N.A. (See "Liquidity and Capital Resources") restricts the payment of dividends and the redemption of capital stock. As such, it is not management's intentions to declare or pay dividends in the near future.

Item 6.   Selected Financial Data (in thousands)

         The following table of selected financial data includes the operating results of the Predecessor Company's Operations for all of the periods and the operating results of Northern, Kemp and Paragon only for the period beginning February 9, 1996. Therefore, the information as set out below is comparable for the four years ended December 31, 1995 but the year ended December 31, 1996 is not comparable to prior periods.

                                       For the     For the     For the     For the    For the
                                     Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                                        1992        1993        1994        1995        1996
                                      -------     -------     -------     -------     -------

Net revenues                          $10,342     $17,638     $17,660     $ 9,825     $51,754
                                      =======     =======     =======     =======     =======

Income before extraordinary item      $   215     $ 1,075     $ 1,904     $ 1,607     $   829
                                      =======     =======     =======     =======     =======
Income before extraordinary item,
     per share                                                                        $  0.11
                                                                                      =======

Total assets                                      $ 7,533     $ 6,448     $ 4,547     $77,266
                                                  =======     =======     =======     =======

 Long-term debt                                   $   305     $   309        --       $ 4,597
                                                  =======     =======     =======     =======

Cash dividends declared per share                                                        --
                                                                                      =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion has been divided into two sections. The first section contains the consolidated results of operations of the Company for the periods indicated. For accounting purposes, the operations of Geoevaluaciones and PIASA, and 3-D Geophysical of Latin America, Inc. (the "Latin American Operations") are considered the predecessor company, and the combined financial statements include the operating results of the Latin American Operations for all of the periods and the operating results of Northern, Paragon and Kemp (the "Purchased Companies") only for the period beginning February 9, 1996. As a result, the Company's results of operations and cash flows for the year ended December 31, 1996 are not comparable to the Company's results of operations and cash flows for the year ended December 31, 1995. The second section contains a discussion of the liquidity and capital resources of the Company, the impact of the Mexican economy and certain other matters. The following discussion of the results of operations and the financial position of 3-D Geophysical, Inc. and of the Operating Subsidiaries and PIASA should be read in connection with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

         NET REVENUES. Net sales for the Company increased 426.8% to $51.8 million in the year ended December 31, 1996 from $9.8 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $39.4 million of net revenues of the Company's operations in the United States and a 26.0% increase to $12.4 million in the year ended December 31, 1996 from $9.8 million in the year ended December 31, 1995 for the Latin American Operations. Net revenues in the year ended December 31, 1995 include $2.6 million of contractual adjustments related to increased costs due to the devaluation of the Mexican peso which occurred in December of 1994. Net revenues in the year ended December 31, 1996 include similar contractual adjustments of $1.0 million.

         COST OF DATA ACQUISITION. Cost of data acquisition for the Company increased 570.8% to $40.0 million in the year ended December 31, 1996 from $6.0 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $28.9 million of cost of data acquisition of the Company's operations in the United States and an 84.4% increase to $11.0 million in the year ended December 31, 1996, from $6.0 million in the year ended December 31, 1995, for the Latin American Operations. The decrease in gross margin for the Latin American Operations for the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily due to cost overruns on Geoevaluaciones's first 3-D seismic survey. The decrease in gross margins for the Latin American Operations is further attributable to larger price adjustments realized during the year ended December 31, 1995 and the impact in the year ended December 31, 1996 of the Southern Services crew (a drilling and field services crew operating in Southern Mexico) which did not commence work in 1995 until November. Further contributing to the decline in gross margins in the Latin American Operations was the notification to the Company by ARCO of its intention to delay indefinitely the seismic survey which was under contract with the Company in Peru. Based on this notification, the Company recorded a $740,000 charge in the fourth quarter, including a $100,000 reserve against future losses attributable to this contract.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Company increased 520.2% to $4.1 million in the year ended December 31, 1996 from $662,000 in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $3.0 million of depreciation and amortization of the Company's operations in the United States, including $362,000 of goodwill amortization attributable to the acquisitions of Northern and Kemp. This is in addition to a 57.9% increase to $1.0 million in the year ended December 31, 1996, from $662,000 in the year ended December 31, 1995, for the Latin American Operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Company increased 478.2% to $6.0 million in the year ended December 31, 1996 from $1.0 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $4.6 million of general and administrative expenses from the Company's operations in the United States, and a 35.2 % increase to $1.4 million in the year ended December 31, 1996, from $1.0 million in the year ended December 31, 1995, for the Latin American Operations. General and administrative expenses for the Company have increased due to the added costs associated with being a publicly traded company and increased marketing costs.

         OPERATING INCOME. Operating income for the Company decreased 25.2% to $1.6 million in the year ended December 31, 1996 from $2.2 million in the year ended December 31, 1995. The operating income of the Latin American Operations decreased 149.7% in the year ended December 31, 1996 to an operating loss of $1.1 million from $2.2 million of operating income in the year ended December 31, 1995. The decrease in operating income for the Latin American Operations in the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily due to cost overruns on Geoevaluaciones's first 3-D seismic survey. The decrease in operating income is also due to contractual revenue adjustments of $2.6 million, which were realized during the year ending December 31, 1995, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. This is contrasted with contractual revenue adjustments of $1.0 million realized during the year ended December 31, 1996. Further contributing to the decline in gross margins in the Latin American Operations was the notification to the Company by ARCO of its intention to indefinitely delay the seismic survey which was under contract with the Company in Peru. Based on notification of this information, the Company has recorded a $740,000 fourth quarter charge in its Latin American Operations. This charge includes the recognition of a $100,000 reserve against future losses attributable to this contract. The decrease in operating income of the Latin American Operations was partially offset by the inclusion of $2.6 million of operating income of the Company's operations in the United States for the year ended December 31, 1996.

         INTEREST INCOME. The Company's interest income increased 74.0% to $461,000 in the year ended December 31, 1996 from $265,000 in the year ended December 31, 1995. The increase is primarily the result of interest income in Mexico due to higher interest rates available in Mexico, interest income from the investment of the proceeds of the Company's initial public offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

         INTEREST EXPENSE. The Company's interest expense increased 27.1% to $1.0 million in the year ended December 31, 1996 from $803,000 in the year ended December 31, 1995. The increase is due to interest charges on borrowings of approximately $12.0 million under a credit facility with the Company's principal lender during the year ended December 31, 1996 compared to borrowings of approximately $300,000 during the year ended December 31, 1995.

         FOREIGN CURRENCY TRANSACTION LOSSES. The Company recognized a foreign currency loss of $91,000 in the year ended December 31, 1996 compared to a foreign currency loss of $120,000 in the year ended December 31, 1995. These losses are primarily due to unfavorable fluctuations in the Peso/U.S. dollar exchange rate as such fluctuations increased the peso value of U.S. dollar liabilities for the Latin American Operations.

         MISCELLANEOUS INCOME. The Company recognized miscellaneous income of $336,000 in the year ended December 31, 1996 compared to miscellaneous income of $238,000 in the year ended December 31, 1995. The increase is due to rental income on equipment coupled with a value-added tax refund, partially offset by a decrease in gains on equipment disposition.

         INCOME TAX EXPENSE. The Company recognized income tax expense from operations of $470,000 in the year ended December 31, 1996 compared to income tax expense of $130,000 in the year ended December 31, 1995. The effective income tax rate for the Company for the year ended December 31, 1996 is 36%. This rate is increased over the effective rate for the year ended December 31, 1995, of 7% primarily due to the recognition of a full valuation allowance on the tax benefit relating to the fourth quarter charge of $740,000 which was recognized in the Company's Latin American Operations. The increase is also due to the Company's United States Operations being taxed at a 25% effective tax rate, which is substantially higher than the rate recognized in the Company's 1995 results. The effective tax rate for the Company's operations in the United States is lower than the statutory tax rate of 34% due to a change in the valuation allowance previously established with respect to net operating loss carryforwards.

         EXTRAORDINARY ITEM NET OF INCOME TAX EXPENSE. The Company recognized a $57,000 extraordinary item in the year ended December 31, 1996, net of tax expense of $36,000. The extraordinary item is due to a gain recognized on the early extinguishment of debt. No extraordinary items were recognized in the year ended December 31, 1995.

Year Ended December 31, 1995 compared to Year Ended December 31, 1994

         NET REVENUES. Net revenues decreased 44.4% to $9.8 million in the year ended December 31, 1995 from $17.7 million in the year ended December 31, 1994. The decline in net revenues was attributed primarily to the devaluation of the peso as well as the decline in demand for seismic surveys by PEMEX in 1995 due to the economic turmoil in Mexico in 1995 as well as PEMEX's internal transition from 2-D to 3-D as its primary seismic survey technique.

         COST OF DATA ACQUISITION. Cost of data acquisition decreased 45.8% to $6.0 million in the year ended December 31, 1995 from $11.0 million in the year ended December 31, 1994. The decline in cost of data acquisition in the Mexican Operations is attributable primarily to the devaluation of the peso and to a lesser extent decreases in personnel due the decline in demand for seismic surveys by PEMEX in 1995.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 54.9% to $662,000 in the year ended December 31, 1995 from $1.5 million in the year ended December 31, 1994. The decline in depreciation and amortization in the Mexican Operations is attributable primarily to the devaluation of the peso, and to lesser extent, decreases in capital expenditures.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 42.8% to $1.0 million in the year ended December 31, 1995 from $1.8 million in the year ended December 31, 1994. The decline in general and administrative expenses in the Mexican Operations is attributable primarily to the devaluation of the peso and to lesser extent decreases in personnel due to the decline in demand for seismic surveys by PEMEX in 1995.

         OPERATING INCOME. Operating income decreased 36.1% to $2.2 million in the year ended December 31, 1995 from $3.4 million in the year ended December 31, 1994. The decline in operating income in the Mexican Operations is attributable primarily to the devaluation of the peso as well as the decline in demand for seismic surveys by PEMEX in 1995 due to the economic turmoil in Mexico in 1995 as well as PEMEX's internal transition from 2-D to 3-D as its primary seismic survey technique.

         INTEREST INCOME. Interest income increased 60.6% to $265,000 in the year ended December 31, 1995 from $165,000 in the year ended December 31, 1994 as a result of higher interest rates in Mexico in 1995.

         INTEREST EXPENSE. Interest expense increased 72.3 % to $803,000 in the year ended December 31, 1995 from $466,000 in the year ended December 31, 1994. The increase in interest expense is attributable to higher borrowing costs in 1995 due to the economic impact of the devaluation of the peso and financing charges in connection with the factoring of receivables arising out of the Mexican Operations in the year ended December 31, 1995.

         FOREIGN CURRENCY TRANSACTION GAINS (LOSSES). Foreign currency losses of $120,000 were recognized in the year ended December 31, 1995 compared to foreign currency losses of $92,000 in the year ended December 31,1994. These losses are primarily due to unfavorable fluctuations in the Peso/U.S. dollar exchange rate as such fluctuations increased the peso value of U.S. dollar liabilities for the Mexican Operations.

         MISCELLANEOUS INCOME (EXPENSE). Miscellaneous income of $238,000 was recognized in the year ended December 31, 1995 compared to miscellaneous expense of $77,000 in the year ended December 31, 1994. The increase is primarily the result of a gain on the sale of equipment.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense was $130,000 in the year ended December 31, 1995 compared to income tax expense of $1.0 million in the year ended December 31, 1994. The decline is attributable to lower earnings and inflation adjustments to the 35% tax rate in Mexico which reduced the Company's effective tax rate to 7.5%.

LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1995 to December 31, 1996, total assets of the Company increased from $4.5 million to $77.3 million, total liabilities increased from $2.7 million to $29.1 million and total stockholders' equity increased from $1.8 million to $48.2 million. These increases resulted from the Company's public offerings, the acquisition of the Operating Subsidiaries and new capital expenditures partially financed by the Term Loan (as defined below).

         On February 9, 1996, the Company completed its initial public offering of 4,000,000 shares of Common Stock at a price to the public of $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their over-allotment option to purchase an additional 600,000 shares at a price to the public of $7.50 per share, The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $28.5 million. Of this amount, approximately $3.5 million was treated, for accounting purposes, as a dividend to the former stockholders of Geoevaluaciones and PIASA, approximately $10.3 million was used to purchase the land seismic assets of Northern and all of the capital stock of Kemp, approximately $4.6 million was used to repay indebtedness of the Operating Subsidiaries, $152,000 was used to retire capital leases and approximately $1.1 million was paid subsequent to the acquisitions as a purchase price adjustment for the land-based seismic data operations of Northern. The remaining proceeds were used primarily for working capital and capital expenditures.

         On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $23.5 million. On January 7, 1997, the underwriters exercised their overallotment option and the Company sold an additional 525,000 shares of Common Stock for net proceeds to the Company of approximately $3.7 million. Of these amounts, $14.4 million has been or will be used for capital expenditures, $4.1 million was used to fund the cash portion of the purchase price for J.R.S. Exploration and to retire certain existing debt obligations of J.R.S. Exploration, $3.0 million was used to retire indebtedness incurred under a loan agreement (the "Loan Agreement," described below) with First Interstate Bank of Texas, N.A. and the balance has been and will be used for working capital.

         At December 31, 1996, the Company had $17.6 million of unrestricted cash. The Company's operating activities provided $3.8 million net cash in the year ended December 31, 1996 compared with providing $1.7 million of cash in the prior year. The increase in net cash provided by operating activities was primarily attributable to a net decrease in working capital.

         Net cash used in investing activities increased to $33.2 million in the year ended December 31, 1996 from net cash flow provided from investing activities of $203,000 in the prior year. This increase was due to $10.3 million of cash utilized to purchase Northern and Kemp and for capital expenditures of $22.3 million, offset by cash proceeds of approximately $245,000 from the sale of equipment.

         Net cash provided by financing activities increased to $46.4 million in the year ended December 31, 1996 from net cash utilized of $1.4 million in the prior year due to the completion of the initial public offering, the completion of the second public offering, and the closing of the Loan Agreement.

         The Company used $22.3 million for capital expenditures in the year ended December 31, 1996 compared to $147,000 in the prior year. Simultaneously with the acquisition of the Operating Subsidiaries, Northern and Paragon exercised options to purchase equipment which had been rented. These capital expenditures reduced the Company's reliance on rented equipment and improved the Company's ability to meet the demand for 3-D data acquisition services. On May 31, 1996, the Company purchased approximately $8.5 million of equipment from Input/Output, Inc. This purchase increased the Company's recording channel capacity from approximately 7,500 to approximately 12,000 channels.

         Simultaneously with the purchase of the equipment, the Company entered into an $18 million credit facility with First Interstate Bank of Texas, N. A. The Loan Agreement is for three years and includes $7.5 million of financing for the above equipment and $4.5 million of refinancing of conditional sales agreements acquired by the Operating Subsidiaries prior to the Company's initial public offering. The new equipment has been utilized to meet the requirements of a contract with BP Alaska, to increase the channel capacity of one of the Company's Mexican crews for a 3-D contract with PEMEX and to increase the channel capacity of the Company's two crews in the Rocky Mountain region.

         The Loan Agreement provides for a term loan of $15.0 million (the "Term Loan"), of which $3.0 million is available for future capital expenditures, and a revolving credit working capital facility (the "Revolving Credit Loan") of up to $3.0 million, of which $800,000 was available as of December 31, 1996. The Term Loan is payable in substantially equal monthly installments through July 31, 1999, bears interest at an annual rate equal to the prime rate plus 1% (9.25% at December 31, 1996) and is collateralized by a lien on the Company's accounts, accounts receivable, equipment, machinery, fixtures, inventory, goods, chattel paper, documents, instruments, investment property, general intangibles, and other personal property, whether then owned or thereafter acquired, and all products and proceeds thereof, and by guarantees by certain of the Company's subsidiaries. The Revolving Credit Loan may be drawn down from time to time through May 29,1997 in an amount of up to 70% of the Company's "Eligible Accounts" (as defined in the Loan Agreement). The rate of interest and the security for the Revolving Credit Loan are the same as those described above for the Term Loan. In addition to certain customary affirmative covenants, the Loan Agreement contains restrictions on the Company with respect to (i) incurring Debt (as defined), incurring or permitting to exist Liens (as defined ) on its property, assets or revenues,
(ii) declaring or paying any dividends or other distributions on its capital stock (or acquiring any of its capital stock), (iii) issuing capital stock,
(iv) entering into transactions with affiliates, (v) disposing of assets, and
(vi) certain other matters. The Loan Agreement also contains financial covenants with respect to minimum tangible net worth, the ratio of tangible net worth to net liabilities and the ratio of earnings to debt service.

         On October 1, 1996, the Company entered into a termination agreement with the Company's former Chief Financial Officer pursuant to which the Company agreed to pay him $200,000 in January 1997 plus $5,000 per month through December 31, 1998, to provide him with office space and secretarial support in the Company's New York City facility through December 31, 1997 and to provide him with certain insurance benefits through December 31,1998. See Item 13 - "Certain Relationships and Related Transactions".

         At February 28, 1997, the Company's estimated backlog of commitments for services totaled approximately $59.6 million. The Company expects to complete approximately 85% of these commitments during 1997 and the balance during 1998; however, commitments are subject to cancellation at the option of the Company's customers on short notice and without penalty. Consequently, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

         The Company believes that its planned capital expenditures and operating requirements for the next 12 months will be funded from a portion of the net proceeds from the Company's second public offering, cash from operations and, to the extent available, borrowings under the Loan Agreement. The Company may revise its plans in response to future changes in the oil and gas industry in general and the demand for its services in particular, its results of operations, its other capital requirements and other relevant factors. 3-D Geophysical periodically evaluates opportunities to acquire businesses and assets; however, the Company does not have any current understanding, arrangement or agreement to acquire any such businesses or assets. The Company believes that long-term capital requirements will be met in that, in addition to cash from operations and borrowing under the Loan Agreement, it may fund any such acquisitions through the issuance of additional debt or equity securities. The issuance of additional equity securities, including shares of Common Stock issued in connection with any acquisitions, would result in dilution to holders of Common Stock. The Company believes that significant changes in the economic environment, such as interest rates, could effect the Company, including such matters as its ability to finance its capital expenditures.

IMPACT OF MEXICAN ECONOMY

         For the years ended December 31, 1995 and 1996 pro forma net revenues from the Mexican Operations were 26.0% and 21.45%, respectively, of pro forma net revenues of the Company. The Company's financial performance is, and will continue to be, affected by economic conditions in Mexico.

         The level of land-based seismic data acquisition services in Mexico has in the past been vulnerable to economic downturns and changes in government policies and public spending. Since December 1994, Mexico has experienced an economic crisis characterized by a significant devaluation of the peso, exchange rate instability, increased inflation, high domestic interest rates, negative economic growth, reduced consumer purchasing power and high unemployment. Inflation in Mexico for years ended December 31, 1994, 1995, and 1996 was approximately 7.1%, 52.0%, and 27.7%, respectively, based on the consumer price index.

         The December 1994 devaluation of the peso has had a number of effects on the Mexican economy that have adversely affected the financial condition of Mexican companies, including Geoevaluaciones. The devaluation caused the peso value of Geoevaluaciones' dollar denominated indebtedness, which consists primarily of equipment financing, to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso denominated financing.

         The prices Geoevaluaciones pays for certain equipment, energy and other materials are set, in part, by reference to international prices denominated in currencies other than pesos. Pursuant to Geoevaluaciones' contracts with PEMEX, certain of the costs incurred by Geoevaluaciones may be adjusted to take into account economic events such as inflation and devaluation of the peso. Geoevaluaciones' results of operations, denominated in pesos, are translated into U.S. dollars for inclusion in the Company's financial statements. However, increases in the peso to dollar exchange rate will result in a reduction of the dollar value of peso-based revenues of the Company as well as the dollar value of peso-based expenses of the Company. Likewise, decreases in such rate will result in increases in the dollar value of such revenues and expenses. As a result, such fluctuations could have a material adverse effect on the financial condition and results of operations of the Company. The table below sets forth the peso to dollar exchange rate during the periods indicated (based on the average of the closing rates published by Banco Mexicano de Comercio Exterior for each business day during such period) and the closing rate for the last day of each such period.

                                         Peso to Dollar Exchange Rate
                                           Year Ended December 31,
                                   ------------------------------------
                                   1994            1995            1996
                                   ----            ----            ----
Average ........................   3.48            6.42            7.60
Period end .....................   5.00            7.68            7.88


         While the Company may from time to time evaluate methods to reduce foreign exchange risks, the adoption of any particular method will depend on existing market conditions. The Company cannot reasonably predict what method, if any, it will adopt to reduce foreign exchange risks, and there can be no assurance that it will adopt any such method or that, if adopted, any such method will reduce such risks.

         The financial statements of Geoevaluaciones for the two years ended December 31, 1995 and the results of Geoevaluaciones for the year ended December 31, 1996, which are included in the Company's consolidated financial statements, have been prepared using the peso as the functional currency as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Statement 52 requires that an entity's reporting currency, should be used as the functional currency if inflation in the primary economic environment exceeds 100% over a three-year period. If the financial statements of Geoevaluaciones had been prepared using the dollar as the functional currency for the three years ended December 31, 1996, net income would have been lower.

         The inflation rate in Mexico, as measured by the consumer price index, has exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company will adopt the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 in accordance with Statement 52. Using the dollar as the functional currency will result in adjustments to the consolidated statement of operations in future periods for foreign currency translation gains and losses. In 1996, these amounts were included as amounts in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

FEDERAL INCOME TAXES

         Provisions for income taxes are based on pretax income reported for financial statement purposes. Such provisions differ from amounts currently payable because certain items of income and expenses are recognized for income tax purposes in periods different form the periods for financial statement purposes. The tax effects of these timing differences, primarily with respect to depreciation and amortization, are reflected as deferred income taxes. The Company's income from the Mexican Operations will be subject to the statutory tax rate in Mexico of 34%, net of applicable inflation adjustments. Any Mexican income tax paid will be available as a credit against the Company's United States federal income taxes upon the repatriation of any Mexican earnings to the United states pursuant to tax treaties between Mexico and the United States.

IMPACT OF PRICING, INFLATION AND SEASONALITY

         The general availability of seismic data equipment and crews, and the level of exploration activity in the oil and gas industry, directly affect the cost of acquiring seismic data. The pricing of the Company's seismic data acquisition services is primarily a function of these factors. The Company believes that inflationary trends had no material impact on the results of its operations in the United States during the years ended December 31, 1995 or 1996. The Mexican Operations in these periods were affected by the inflationary pressure on the Mexican economy insofar as the peso was devalued, the cost of peso-denominated financing rose sharply and the Mexican government sought to curb public spending. Inflation in Mexico for the years ended December 31, 1994, 1995, and 1996 was approximately 7.1%, 52.0%, and 27.7% respectively, based on the consumer price index. As a result, net revenues decreased once revenues from Mexican Operations were translated from pesos to dollars.

         The Company's seismic data acquisition operations historically have been subject to seasonal fluctuation, with the greatest volume of data acquisition occurring during the summer and fall. The consolidation of the Operating Subsidiaries and the expansion into Alaska, Latin America and Canada may enable the Company to deploy its crews and utilize its equipment in disparate regions. The Company will attempt to conduct operations year round with fewer days of down-time caused by inclement weather by working during the favorable operating seasons in different regions. The Company believes that the geographical diversification of its operations may reduce the impact of seasonal fluctuations.

RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This Statement simplifies the standards for computing earnings per share under existing accounting principles and makes it more comparable to international accounting standards. This Statement requires restatement of all prior-period EPS data presented, however, management has determined that the adoption of this standard will not have a significant impact on the financial statements.

Item 8.   Financial Statements and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of 3-D Geophysical, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of 3-D Geophysical Inc. and Subsidiaries, as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3-D Geophysical, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Denver, Colorado
March 5, 1997, except as to the information presented in the last paragraph of
Note 10, for which the date is March 20, 1997.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,  December 31,
                                                                       1995          1996
                                                                     --------      --------
                                                                  (Predecessor)  (Successor)
ASSETS
Current assets:
     Cash and cash equivalents                                       $    609      $ 17,624
     Restricted cash                                                       --           820
     Accounts receivable billed, net of the allowance for
        doubtful accounts of $0 and $83, respectively                   1,786        11,268
     Accounts receivable, unbilled                                         --         2,933
     Other receivables                                                    158           282
     Deferred income taxes                                                 --           108
     Prepaid expenses and other                                           239           999
                                                                     --------      --------
                  Total current assets                                  2,792        34,034

Property and equipment, net of accumulated depreciation of
         $1,744 and $5,525, respectively                                1,746        35,529
Goodwill, net of accumulated amortization of $0 and $362,
         respectively                                                      --         6,115
Other assets                                                                9         1,588
                                                                     --------      --------
     Total assets                                                    $  4,547      $ 77,266
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital leases         $    182      $  7,559
     Accounts payable                                                   1,004        12,912
     Accrued liabilities                                                1,003         1,560
       Deferred revenue                                                    --         1,536
                                                                     --------      --------
                  Total  current liabilities                            2,189        23,567

Long-term debt and capital leases, net of current maturities               --         4,597
Deferred income taxes                                                     530           937

Commitments and contingencies (see Note 14)

Stockholders' equity:
     Common stock-predecessor                                             321            --
     Common stock, $.01 par value, 25,000,000 shares authorized,
         11,100,000 shares issued and outstanding                          --           111
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized, none issued and outstanding                           --            --
     Additional paid in capital                                            --        51,426
     Retained earnings                                                  4,363           739
     Cumulative foreign currency translation adjustment                (2,856)       (4,111)

                                                                     --------      --------
Total stockholders' equity                                              1,828        48,165
                                                                     --------      --------

                  Total liabilities and stockholders' equity         $  4,547      $ 77,266
                                                                     ========      ========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                              For the Year          For the Year          For the Year
                                                 Ended                 Ended                 Ended
                                              December 31,          December 31,          December 31,
                                                  1994                  1995                  1996
                                                --------              --------              --------
                                              (Predecessor)        (Predecessor)           (Successor)
Net Sales                                       $ 17,660              $  9,825              $ 51,754

Expenses
     Cost of data acquisition                     11,004                 5,968                40,032
     Depreciation and amortization                 1,468                   662                 4,106
     General and administrative expenses           1,814                 1,038                 6,002
                                                --------              --------              --------
                                                  14,286                 7,668                50,140
                                                --------              --------              --------


Operating income                                   3,374                 2,157                 1,614

Other income (expense):
     Interest income                                 165                   265                   461
     Interest expense                               (466)                 (803)               (1,021)
     Foreign currency transaction
            losses                                   (92)                 (120)                  (91)
     Miscellaneous                                   (77)                  238                   336
                                                --------              --------              --------
                                                    (470)                 (420)                 (315)
                                                --------              --------              --------


Income  before  provision  for income taxes
     and extraordinary item                        2,904                 1,737                 1,299
Provision for income taxes                         1,000                   130                   470
                                                --------              --------              --------
Income before extraordinary item                   1,904                 1,607                   829

Extraordinary item, net of tax expense of
     $36                                              --                    --                    57
                                                --------              --------              --------
Net income                                      $  1,904              $  1,607              $    886
                                                ========              ========              ========

Income per share before extraordinary item
                                                                                            $   0.11
Extraordinary item per share, net of
     tax expense                                                                                0.01
                                                                                            --------
Net earnings per share                                                                      $   0.12
                                                                                            ========

Weighted average common shares outstanding                                                     7,224
                                                                                            ========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      For the Year   For the Year  For the Year
                                                                                         Ended          Ended         Ended
                                                                                      December 31,   December 31,  December 31,
                                                                                          1994           1995         1996
                                                                                       ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (Predecessor)  (Predecessor) (Successor)
Net income                                                                             $      1,904  $      1,607  $        886
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                                            1,468           662         4,106
     Gain on sale of fixed assets                                                                 -         (350)         (192)
     Extraordinary gain on extinguishment of debt                                                                          (93)
     Foreign currency transaction losses                                                                                     91
     Changes in operating assets and liabilities, net of investing and financing activities:
     Effect of change in exchange rate on operating assets and liabilities                     (61)           197             1
     (Increase) decrease in receivables, net of the allowance for doubtful accounts             369           504       (5,834)
     (Increase) in prepaid expenses and other current assets                                      -             -         (551)
     (Increase) in deferred income tax assets                                                     -             -          (21)
     (Increase) decrease in other assets                                                       (56)            66       (1,294)
     Increase (decrease) in accounts payable                                                    356       (1,156)         5,733
     Increase (decrease) in accrued liabilities                                               (542)            13         (576)
     Increase (decrease) in deferred revenue                                                      -             -         1,536
     Increase (decrease) in deferred income tax liability                                       963           130           (6)
                                                                                       ------------  ------------  ------------
          Total adjustments                                                                   2,497            66         2,900
                                                                                       ------------  ------------  ------------
Net cash provided by operating activities                                                     4,401         1,673         3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (3,264)         (147)      (22,264)
Cash consideration paid to acquire Operating
        Subsidiaries, net of cash acquired                                                        -             -      (10,328)
Cash received from sale of property and equipment                                                 -           350           245
Cash paid into restricted cash account                                                            -             -         (820)
                                                                                       ------------  ------------  ------------
Net cash provided (used) by investing activities                                            (3,264)           203      (33,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriting discounts                                     -             -        56,760
Cash paid in connection with the public offerings                                                 -             -       (4,768)
Issuance of predecessor common stock                                                              -            28             -
 Cash paid to retire indebtedness of the Operating Subsidiaries                                   -             -       (4,599)
Principal payments on notes payable and capital leases                                        (743)         (542)      (13,709)
Cash paid for debt financing costs                                                                -             -         (167)
Cash proceeds from borrowings under notes payable and capital leases                              -             -        15,051
Cash dividend paid to owners of predecessor company                                               -         (702)       (3,510)
Net borrowings under factor agreements                                                      (1,315)         (207)             -
Cash received from overdraft balance                                                              -             -         1,348
                                                                                       ------------  ------------  ------------
Net cash provided (used) by financing activities                                            (2,058)       (1,423)        46,406

Net increase (decrease) in cash                                                               (921)           453        17,025
Cash at beginning of period                                                                   1,858           242           609
Effect of change in exchange rate on cash                                                     (695)          (86)          (10)
                                                                                       ------------  ------------  ------------
Cash at end of period                                                                  $        242  $        609  $     17,624
                                                                                       ============  ============  ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                     Cumulative
                                                                                                      Foreign
                                                                           Additional                 Currency
                                                               Common        Paid-In     Retained    Translation
                                                  Shares       Stock         Capital     Earnings    Adjustments     Total
                                                  ------       -----         -------     --------    -----------     -----
Predecessor:
   Balance, December 31, 1993                      1,401          292            --         1,555           (41)        1,806
   Foreign currency translation adjustment            --           --            --            --        (2,076)       (2,076)
   Net income for the year                            --           --            --         1,903            --         1,903
                                                  ---------------------------------------------------------------------------
Predecessor:
   Balance, December 31, 1994                      1,401          292            --         3,458        (2,117)        1,633
   Foreign currency translation adjustment            --           --            --            --          (739)         (739)
   Net income for the year                            --           --            --         1,607            --         1,607
   Capital contribution                               --           29            --            --            --            29
   Dividend paid to shareholders                      --           --            --          (702)           --          (702)
                                                  ---------------------------------------------------------------------------
Predecessor:
   Balance, December 31, 1995                      1,401          321            --         4,363        (2,856)        1,828
Successor:
   Foreign currency translation adjustments           --           --            --            --        (1,255)       (1,255)
   Recapitalization of predecessor company           246         (304)          304            --            --            --
   Acquisition of Paragon                          1,314           13        (1,083)           --            --        (1,070)
   Acquisition of Kemp                                39           --           294            --            --           294
   Public offerings of stock, net of under-
      writing discount and offering costs          8,100           81        51,911            --            --        51,992
   Dividend to predecessor company
      shareholders                                    --           --            --        (4,510)           --        (4,510)
   Net income for the year                            --           --            --           886            --           886
                                                  ---------------------------------------------------------------------------
Balance, December 31, 1996                        11,100          111        51,426           739        (4,111)       48,165
                                                  ===========================================================================

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company is engaged in land-based and shallow water three-dimensional and two-dimensional seismic data acquisition services to the oil and gas industry in the Western Hemisphere.

On February 9, 1996, 3-D Geophysical, Inc. (the "Company") consummated an initial public offering (the "Initial Public Offering") and simultaneously acquired in separate transactions, in exchange for cash, notes and shares of common stock, Geoevaluaciones, S.A. de C.V. ("GEO"), Processos Interactivos Avanzados, S.A. de C.V. ("PIASA"), certain assets and liabilities of the land seismic business of Northern Geophysical of America, Inc. ("Northern"), Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp") (collectively referred to as the "Operating Subsidiaries").

For accounting purposes the acquisitions of Geoevaluaciones and PIASA have been treated as a recapitalization of Geoevaluaciones and PIASA with Geoevaluaciones (combined with PIASA) deemed to be the acquiror of the Company and considered the predecessor company. For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Initial Public Offering and the acquisition of the Operating Subsidiaries and PIASA as described below, the "Successor" for the period subsequent to the Initial Public Offering and the acquisition of the Purchased Companies and the "Company" for both periods. The Company's operations in Latin America (the "Latin American Operations") are comprised of the operations of Geoevaluaciones and 3-D Geophysical of Latin America, Inc.

The acquisitions of Northern, Paragon and Kemp were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and SEC Staff Accounting Bulletin No. 48. Northern and Kemp are being valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired is being amortized on a straight-line basis over 15 years. The acquisition of Paragon's common stock in exchange for shares of the Company's Common Stock was accounted for at Paragon's historical costs. The accompanying consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the date of the acquisitions. As a result, the Company's statements of operations for year ended December 31, 1996 is not comparable to the statements of operations for the years ended December 31, 1995 and 1994, and the Company's balance sheet as of December 31, 1996 is not comparable to its balance sheet as of December 31, 1995.

The consideration paid to the former owners of Northern, Kemp and Paragon, which includes certain non-cash investing activities, and the allocation of such consideration to the acquired assets is as follows:

Cash paid for the stock and assets of the acquired companies              $ 10,328,000
Debt payable to former owner of Northern                                     1,149,000
Stock issued to the former owners of Kemp at offering price of $7.50
      per share                                                                294,000
Assumption of the liabilities in excess of assets of Paragon                (1,070,000)
Liabilities assumed:
Bank overdraft                                                                 162,000
Accounts payable                                                             4,984,000
Accrued and other current liabilities                                        1,130,000
Deferred income tax liabilities                                                412,099
Debt assumed:
      Current                                                                8,007,000
      Non-current                                                            3,187,000
                                                                          ------------

Amounts allocated to acquired assets                                      $ 28,583,099
                                                                          ============

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)


Allocation of the purchase price to the acquired assets:

Accounts receivable:
     Trade                                     $ 6,575,000
     Other                                         123,000
Deferred income tax assets                          86,532
Prepaid expenses and other current assets          209,000
Property and equipment                          14,106,000
Goodwill                                         6,477,000
Other assets                                     1,006,567
                                               -----------
                                               $28,583,099
                                               ===========


Pro Forma Information

The accompanying summarized pro forma information for the Company for each of the two years in the period ended December 31, 1996 represents the operations of the Company as if the acquisitions of the Operating Subsidiaries and the Company's Initial Public Offering had occurred on January 1, 1995.

                                                    For the Year           For the Year
                                                       Ended                  Ended
                                                    December 31,           December 31,
                                                        1995                   1996
                                                -------------------    -------------------
Net sales                                       $            37,835    $            55,577
                                                ===================    ===================

Extraordinary item, net of tax expense          $                 -    $                57
                                                ===================    ===================
Net income                                      $               703    $               638
                                                ===================    ===================

Income per share before extraordinary item      $              0.11    $              0.08
Extraordinary item per share, net of tax
     expense                                                      -                   0.01
                                                -------------------    -------------------
Earnings per share                              $              0.11    $              0.09
                                                ===================    ===================

The pro forma results described above assume weighted average common shares outstanding of 6,232,000 and 7,234,000 shares for the years ended December 31, 1995 and 1996, respectively.

The summarized pro forma information is not necessarily indicative of the actual results that would have been achieved if the public offering and acquisitions had occurred on the date indicated or which may be realized in the future.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries. The accounts of foreign subsidiaries have been adjusted to conform to U.S. accounting principles and practices and converted to appropriate U.S. dollar equivalents. All material inter-company accounts and transactions have been eliminated in consolidation.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

Revenue Recognition and Revenue Adjustments

The Company generates revenue through performing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net sales for the years ended December 31, 1995 and 1996 include contractual revenue adjustments of $2.6 million and $1.0 million from the Mexican Operations, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Certain of these revenue adjustments recognized for the year ended December 31, 1996, for which the Company has the contractual right to invoice, have not been invoiced pending final review by the Company's major customer in Mexico. The Company, historically, has been able to collect these revenue adjustments and, accordingly, the Company has not recorded a valuation allowance against these amounts as of December 31, 1996

The costs of mobilization and demobilization of equipment to job sites have been deferred and are being amortized over the life of the project and/or contract.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investment with original maturities of three months or less.

Restricted Cash

The Company's restricted cash, due to a compensating balance arrangement (See
Note 10) is invested in short-term, highly-liquid investments. The carrying amount approximates fair value due to the short-term maturity of these investments.

Earnings (Loss) Per Share:

Earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares and common share equivalents outstanding during the period, giving effect to the stock split of 2,717.66 to 1 which occurred in February 1996 in connection with the recapitalization of the Company and the shares deemed to have been issued as a dividend to the predecessor shareholders as if these events had occurred on January 1, 1996.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs costs are expensed in the period incurred. Major improvements to existing property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated. The related gains or losses are reflected in income.

Lease Obligations

The Company purchases equipment and vehicles under capital leases. Lease terms generally range up to two years for equipment and five years for vehicles. The majority of the leases contain bargain purchase options at the end of the lease term. In addition, the Company operates primarily in leased facilities under operating leases and leases some office equipment.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

Translation of Foreign Currencies

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange and revenues and expenses are translated at rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity. Currency transaction gains and losses are recognized in income currently.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period in which the tax rate change was enacted. The Company establishes a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

Goodwill

Goodwill, principally from the acquisition of the land-based seismic division of Northern, represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method.

The recoverability of non-current operating assets is periodically assessed by comparing estimated expected undiscounted future cash flows generated by those assets with their carrying value. If the carrying value exceeds the undiscounted cash flows, goodwill will be eliminated before reducing the carrying amounts of non-current operating assets.

The following table contains supplemental disclosures of cash flow information and disclosure of certain non-cash investing and financing activities:

                                                                1994              1995             1996
                                                          ----------------  ----------------  ----------------
                                                            (Predecessor)     (Predecessor)      (Successor)
   Cash paid for interest                                 $      449,950    $     788,900     $      972,411
   Cash paid for income taxes                             $      209,006    $      26,283     $      615,960

Non-cash investing and financing activities
    Purchase of equipment and vehicles through the
         assumption of capital lease obligations and
         notes payable                                    $      -          $     862,985     $    1,618,374
    Dividend to predecessor shareholders                  $      -          $           -     $    1,000,000
    Forgiveness of debt                                   $      -          $           -     $       93,000

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, such as amounts relating to unbilled accounts receivable and deferred revenues, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.    PUBLIC OFFERINGS OF COMMON STOCK

On February 9, 1996, the Company completed an initial public offering of 4,000,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their overallotment option to purchase an additional 600,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $28,457,000. Of these net proceeds, $3,510,000 was treated, for accounting purposes, as a dividend to the former stockholders of GEO and PIASA, approximately $10,328,000 was used to purchase the land seismic assets of Northern and all of the capital stock of Kemp, approximately $4,599,000 was used to retire certain indebtedness of the Operating Subsidiaries, $152,000 was used to retire capital leases and $1,149,000 was paid subsequent to the closing of the acquisitions as a purchase price adjustment for the purchase of the land seismic assets of Northern. The Company recognized $57,000 of extraordinary gain (or $.01 per share), net of tax, from the retirement of a certain portion of the acquired debt.

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expense) were approximately $23,454,000. Of this amount, $16.4 million has been or will be used for capital expenditures, $4.1 million was used to fund the cash portion of the purchase price for J.R.S. Exploration and to retire certain existing debt obligations of J.R.S. Exploration (See Note 16 regarding Subsequent Events), and $3 million was used to retire indebtedness incurred under the Loan Agreement with First Interstate Bank of Texas, N.A.


3.    CONCENTRATIONS OF CREDIT RISK and BUSINESS SEGMENTS

During each of the years ended December 31, 1994 and 1995, which included only the operations of GEO and PIASA, one customer accounted for 100.0% of net sales and during the year ended December 31, 1996, three customers accounted for 23%, 16.9%, and 14.0% of net sales, respectively.

As of December 31, 1995, which consisted only of the accounts of GEO and PIASA, one customer accounted for 99.0% of accounts receivable and as of December 31, 1996, two customers accounted for 33.3% and 12.6% of accounts receivable, respectively.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    CONCENTRATIONS OF CREDIT RISK and BUSINESS SEGMENTS (continued)

The following table presents certain financial information about the operations of the Company during the year ended December 31, 1996. During 1994 and 1995, the Company's operations were in Latin America.

                                                         Year Ended
                                                     December 31, 1996
                                                     -----------------
                                                      (in thousands)
                  Net revenues                       $         51,754
                                                     ================
                     United States                             39,373
                     Latin America                             12,381

                  Operating income                   $          1,614
                                                     ================
                     United States                              2,686
                     Latin America                             (1,072)

                  Total assets                       $         77,266
                                                     ================
                     United States                             62,353
                     Latin America                             14,913

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, receivables and accounts payable: The carrying value amounts reported in the balance sheet for cash and cash equivalents, receivables and accounts payable approximate their fair value.

Long and short-term debt: The carrying amounts of debt instruments approximate their fair value due to rates of interest being charged on those instruments being substantially similar to market rates.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amount presented herein.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, establishes standards for computing and

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECENT ACCOUNTING PRONOUNCEMENTS (continued)

presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This Statement simplifies the standards for computing earnings per share under existing accounting principles and makes it more comparable to international accounting standards. This Statement requires restatement of all prior-period EPS data presented, however, management has determined that the adoption of this standard will not have a significant impact on the financial statements.

6.    COST AND BILLINGS ON UNCOMPLETED CONTRACTS

The following represents cost incurred and billings on uncompleted contracts:

                                                                                 December 31,
                                                                   -----------------------------------------
                                                                         1995                     1996
                                                                    (Predecessor)              (Successor)
                                                                                 (in thousands)
                                                                   -----------------------------------------
             Cost incurred and estimated earnings on
                              uncompleted contracts                $                 -       $         4,932
             Billings on uncompleted contracts                                       -                 1,999
                                                                   -------------------       ---------------
             Unbilled accounts receivable                          $                 -       $         2,933
                                                                   ===================       ===============

             Billings on uncompleted contracts                     $                 -       $         2,282
             Cost incurred and estimated earnings on
                              uncompleted contracts                                  -                   746
                                                                   -------------------       ---------------
             Deferred revenue                                      $                 -       $         1,536
                                                                   ===================       ===============

Unbilled accounts receivable represents services which the Company has performed for which it has not yet invoiced customers. Deferred revenue represents invoices which have been submitted to customers for services which have yet to be performed. During 1995, the Company's operations, being solely comprised of Geoevaluaciones and PIASA, were being billed to the customer on a current basis and, accordingly, there were no revenue accruals or deferred revenue at December 31, 1995.

7.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

                                                                                   December 31,
                                                                      ---------------------------------------
                                                                            1995                  1996
                                                                       (Predecessor)          (Successor)
                                                                                  (in thousands)
                                                                      ---------------------------------------
             Mobilization costs                                       $              -      $            466
             Prepaid insurance                                                      28                   325
             Deposits                                                               57                   145
             Inventory                                                               -                    50
             Prepaid taxes                                                         154                    13
                                                                      ---------------------------------------
                  Total prepaid expenses and other current assets     $            239      $            999
                                                                      =======================================

             Prepaid expenses                                         $              -      $            507
             J.R.S. Exploration acquisition costs                                    -                   374
             Information system costs                                                -                   200
             Mobilization costs                                                      -                   270
             Deposits                                                                -                   177
             Other                                                                   -                    60
                                                                      ---------------------------------------
                  Total non-current other assets                      $              -      $          1,588
                                                                      =======================================

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    PROPERTY AND EQUIPMENT, NET

Property and equipment, which includes assets held under capital leases, consists of the following:

                                                                                    December 31,
                                                                      ---------------------------------------
                                                                            1995                   1996
                                                                       (Predecessor)           (Successor)
                                                                                   (in thousands)
                                                                      ---------------------------------------
             Field equipment                                          $          2,405       $        35,283
             Transportation equipment                                              698                 3,687
             Computer equipment                                                    352                 1,246
             Office equipment, furniture and fixtures                               35                   239
             Buildings and property                                                  -                   599
                                                                      ---------------------------------------
                                                                                 3,490                41,054
             Less accumulated depreciation and amortization                      1,744                 5,525
                                                                      ---------------------------------------
             Property and equipment, net                              $          1,746       $        35,529
                                                                      =======================================


9.    ACCRUED LIABILITIES

Accrued liabilities consists of the following:

                                                                                   December 31,
                                                                      -------------------------------------
                                                                            1995                 1996
                                                                       (Predecessor)          (Successor)
                                                                                  (in thousands)
                                                                      -------------------------------------
             Value added tax payable                                  $            328      $             -
             Accrued employee related cost                                         227                  385
             Accrued insurance                                                       -                  308
             Accrued contract costs                                                  -                  203
             Advance payments                                                        -                  243
             Accrued taxes                                                           -                  207
             Other accrued expenses                                                448      $           166
                                                                      ----------------      ---------------
                                                                      $          1,003      $         1,512
                                                                      ================      ===============

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Long-term debt and capital lease obligations as of December 31, 1995 and 1996 are as follows:

                                                                                     December 31,
                                                                         ------------------------------------
                                                                               1995                 1996
                                                                          (Predecessor)          (Successor)
                                                                                     (in thousands)
                                                                         ------------------------------------
Note payable to First Interstate Bank of Texas, N.A. due in
     monthly installments through July 31, 1999 at a variable
     interest rate of 9.25% at December 31, 1996                         $             -    $           7,712
Revolving Credit Loan with First Interstate Bank of Texas,
    N.A., due on May 31, 1997 at a variable interest rate of
    9.25% at December 31, 1996                                                         -                2,200
Note payable to former shareholders of the Predecessor, due in semi-annual installments through February 8, 1998 at a
     fixed interest rate of 8.0%                                                       -                  750
Capital lease obligations to Century Geophysical, due in
     monthly installments through May, 1997 at a fixed interest
     rate of 12.0%                                                                     -                  107
Capital lease obligations to Southwest Leasing Company, due
     in monthly installments through March, 2001 at fixed interest
     rates varying from 9.6% to 12.2%.                                                 -                1,105
Capital lease obligation to Softech Financial at a fixed interest
     rate of 9.4%                                                                      -                  129
Capital lease obligation to Input/Output, Inc. due in monthly
     installments through 1996 at a fixed interest rate of 10.0%                     182                    -
Note payable to Trace Exploration, due in monthly payments through
         March, 1997  at a fixed interest rate of 8%                                   -                  208
Miscellaneous notes payable and capital lease obligations, interest payable from 5.9% to 10.75%, due in monthly installments
     through January, 2000                                                             -                  112
                                                                         ---------------    -----------------
                                                                         $           182    $          12,323
                                                                         ===============    =================
Current portion                                                                      182                7,646
Less:  Debt issuance costs allocated to current portion                                -                   87
                                                                         ---------------    -----------------
                                                                         $           182    $           7,559
                                                                         ===============    =================
         Non-current portion                                                           -                4,677
Less:  Debt issuance costs allocated to non-current portion                            -                   80
                                                                         ---------------    -----------------
                                                                         $             -    $           4,597
                                                                         ===============    =================

On May 31, 1996, the Company acquired seismic data equipment (the "Equipment") from the manufacturer thereof, Input/Output, Inc. for an aggregate of approximately $8.5 million in cash and refinanced certain conditional sales agreements with Input/Output, Inc. for an additional $4.5 million of equipment. A portion of the purchase price for the Equipment and the funds for the refinancing were paid from the proceeds of a $12.0 million borrowing under a $15.0 million term loan (the "Term Loan") from First Interstate Bank of Texas, N.A. (the "Bank") pursuant to a Loan Agreement between the Company and the Bank, dated as of May 29, 1996 (the "Loan Agreement"). The Loan Agreement provides for the Term Loan of $15.0 million, of which $7.3 million is available for future capital expenditures, and a revolving credit working capital facility (the "Revolving Credit Loan") of up to $3.0 million, of which
$800,000 was available as of December 31, 1996.   The Term Loan is payable in
substantially equal monthly

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (continued)

installments through July 31, 1999, bears interest at an annual rate equal to the prime rate plus 1% (9.25% at December 31, 1996) and is collateralized by a lien on the Company's accounts, accounts receivable, equipment, machinery, fixtures, inventory, goods, chattel paper, documents, instruments, investment property, general intangibles and other personal property, whether then owned or thereafter acquired, and all products and proceeds thereof, and by guarantees by certain of the Company's subsidiaries. The Revolving Credit Loan may be drawn down from time to time through May 29,1997 in an amount of up to 70% of the Company's "Eligible Accounts" (as defined in the Loan Agreement). The rate of interest and the security for the Revolving Credit Loan are the same as those described above for the Term Loan. The Company maintains a compensating balance, $820,000 at December 31, 1996, under the terms of the Loan Agreement. This arrangement legally restricts withdrawal or usage of these cash funds. In the aggregate, they are not material in relation to total liquid assets. In addition to certain customary affirmative covenants, the Loan Agreement contains restrictions on the Company with respect to (i) incurring Debt (as defined), incurring or permitting to exist Liens (as defined ) on its property, assets or revenues, (iii) declaring or paying any dividends or other distributions on its capital stock (or acquiring any of its capital stock), (iv) issuing capital stock, (v) entering into transactions with affiliates, (vi) disposing of assets, and (vii) certain other matters. The Loan Agreement also contains financial covenants with respect to minimum tangible net worth, the ratio of tangible net worth to net liabilities and the ratio of earnings to debt service.

Annual maturities on the Company's notes payable and capital lease obligations are as follows: (in thousands)

            1997                $7,646
            1998                $4,250
            1999                  $243
            2000                  $184

During 1996, the Company was in violation of a debt covenant requiring submission of a Borrowing Base Report within 15 days of each calendar month. This violation was waived by the Bank subsequent to year end.

11.   INCOME  TAXES

The provision (benefit) for taxes on income before extraordinary items for 1994, 1995 and 1996 is summarized below (in thousands):

                           1994               1995                1996
                       (Predecessor)      (Predecessor        (Successor)
                    -----------------  ----------------   -----------------
Current:
   Federal          $               -  $              -    $             417
   State                            -                 -                   89
   Foreign                         38                 -                 (23)
Deferred:
   Federal                          -                 -                 (49)
   State                            -                 -                   60
   Foreign                        962               130                 (24)
                    -----------------  ----------------   -----------------
                    $           1,000  $            130   $             470
                    =================  ================   =================

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   INCOME  TAXES (continued)

The reported amount of income tax expense on consolidated pretax income differs from the amount of income tax expense that would result from applying domestic federal statutory tax rates to consolidated pretax income for the following reasons (in thousands):

                                                    1994                 1995                 1996
                                                (Predecessor)        (Predecessor          (Successor)
                                             ------------------   ------------------   -------------------
U.S. federal statutory expense               $              987   $              591    $              443
State taxes, net of federal benefit                           -                    -                    78
Foreign income taxed at higher (lower)
rates                                                        13                 (461)                   66
Meals and entertainment                                       -                    -                    56
Change in the valuation allowance, U.S.                       -                    -                  (417)
Change in the valuation allowance,                            -                    -
foreign                                                                                                244
                                             ------------------   ------------------   -------------------
                                             $            1,000   $              130   $               470
                                             ==================   ==================   ===================


The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows (in thousands):

                                                                            December 31,
                                                                     1995                  1996
                                                                 (Predecessor)         (Successor)
                                                             -------------------   ------------------
Domestic current deferred income taxes:
   Deferred tax assets:
      Vacation accrual                                        $                -   $               75
      Allowance for doubtful accounts                                          -                   33
                                                             -------------------   ------------------
Net deferred tax asset                                                         -                  108
Less valuation allowance                                                       -                    -
                                                             -------------------   ------------------
                                                             $                 -   $              108
                                                             ===================   ==================


                                                                            December 31,
                                                                     1995                  1996
                                                                 (Predecessor)         (Successor)
                                                              ------------------   ------------------
Domestic non-current deferred income taxes:
    Deferred income tax assets:
       Net operating loss carryforwards                       $                -   $              323
       Alternative minimum tax credit carryforwards                            -                  134
                                                              ------------------   ------------------
                                                                               -                  457
   Deferred tax liabilities:
      Property and equipment                                                   -                  624
      Goodwill                                                                 -                  276
                                                              ------------------   ------------------
                                                                               -                  900
                                                              ------------------   ------------------

Net deferred income tax liability                             $                -   $              443
                                                              ==================   ==================

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME  TAXES (continued)

                                                                             December 31,
                                                                        1995               1996
                                                                   (Predecessor)        (Successor)
                                                                ------------------   ------------------
Foreign non-current deferred income taxes:
   Deferred income tax assets:
     Net operating loss carryforwards                           $                -   $            1,012
     Advance income                                                              -                   80
                                                                ------------------   ------------------
   Total foreign deferred income tax assets                                      -                1,092


   Deferred income tax liabilities:
     Property and equipment                                                    530                1,342
                                                                ------------------   ------------------
Net deferred income tax liability before valuation allowance                   530                  250
Less valuation allowance                                                         -                (244)
                                                                ------------------   ------------------
Net deferred income tax liability after valuation allowance     $              530   $              494
                                                                ==================   ==================

The decrease of $417,000 in the valuation allowance for deferred tax assets for domestic operations in fiscal 1996 related to benefits arising from operating loss carryforwards attributable to an acquired entity. As of December 31, 1996, the Company has approximately $3,805,000 of net operating loss carryforwards available to reduce income taxes in future periods. These carryforwards expire in 2005 and 2010 for the Mexican and U.S. Operations, respectively. The Company believes it is more likely than not that the benefits from its net operating loss carryforwards will be realized because it anticipates having sufficient taxable income in future periods to utilize such
benefits.   The Company does not believe that it is more likely than not that the Company will have sufficient taxable income in Peru to utilize tax benefits associated with net operating loss carryforwards realized in Peru during 1996. Accordingly, the Company has recorded a full valuation allowance of $244,000 against those carryforwards.

Undistributed earnings intended to be reinvested indefinitely by the foreign subsidiaries totaled $3,566,193 at December 31, 1996. The determination of the deferred tax liability related to these undistributed earnings is not practicable. Accordingly, no U.S. deferred income tax has been recorded.

12.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in or party to a number of lawsuits arising in the ordinary course of its business, which lawsuits the Company believes have little substantive merit. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that any of these lawsuits will have a material adverse effect on its operations, cash flows or financial position.


GEO has a dispute, and may be threatened with litigation, in connection with certain agreements entered it into with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a certain Letter of Intent and a certain Technical Assistance Agreement, dated June 3, 1991 and June 1, 1992, respectively (the "Capilano Agreements"). Capilano stated in its 1994 Annual Report to Shareholders that it has had difficulty in collecting amounts owing from a Mexican company (presumably, GEO) to which Capilano supplied technical assistance and stated in its 1995 Annual Report to Shareholders that it had written down accounts receivable in Mexico by approximately Canadian $1.9 million (approximately U.S. $1.4 million). GEO maintains that it is not obligated to compensate Capilano for certain services GEO believes were either inadequately provided or not provided at all by Capilano and the parties disagree upon how certain profits and losses should be allocated under the Capilano Agreements. Representatives of

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     COMMITMENTS AND CONTINGENCIES (continued)

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

The Company leases premises, vehicles and vessels under operating leases.
Rent expense for each of the three years in the period ending December 31, 1996 was $302,140, $298,900, and $3,445,710, respectively. Future minimum lease payments under operating leases in effect at December 31, 1996 are as follows:

Year ending December 31:
1997                                  $     1,608,429
1998                                          206,929
1999                                          186,125
2000                                          175,947
2001 and thereafter                           275,737
                                      ---------------
                                      $     2,453,167
                                      ===============

The Company has instituted a 401(k) retirement plan for the benefit of its employees. All U.S. employees of the Company are eligible to participate after having completed one year of service. Employees are permitted to make contributions of up to 16% of their salary to a maximum of $9,500 per year.
The Company contributes an amount equal to one-half of the employee's contribution up to 4% of the employees salary. During 1996, the Company contributed $37,200 to the 401(k) plan.

13.   COMMON STOCK

Common stock of the Company at December 31, 1995 consisted solely of GEO common stock of 1,200,000 shares of N$1 (Mexican peso) par value variable capital stock. GEO and PIASA are required under Mexican law to establish a legal reserve equal to 5% of each company's earnings until such time as the reserve equals 20% of the minimum capital of GEO and PIASA. On February 9, 1996, the former stockholders of Geoevaluaciones (the "Former Geoevaluaciones Stockholders") sold all of the issued and outstanding shares of capital stock of Geoevaluaciones to the Company. Pursuant to the Geoevaluaciones stock purchase agreement, the aggregate consideration paid to the Former Geoevaluaciones Stockholders by the Company was: (i) $2.45 million paid in cash at closing; and (ii) $1.0 million paid by delivery at closing of four promissory notes, payable in installments at six, 12, 18 and 24 month after the closing in the following aggregate amounts (which amounts include interest at 8.0% per annum): $290,000, $280,000, $270,000 and $260,000, respectively. In connection with this acquisition, each of the Former Geoevaluaciones Stockholders entered into a separate non- competition agreement with the Company pursuant to which the Company paid to the Former Geoevaluaciones
Stockholders: (i) 100,000 shares of Common Stock held in trusts with Mexican banks for the benefit of the Former Geoevaluaciones Stockholders, and to be released February 9, 1998; and (ii) $2.0 million, reduced by the amount of any liabilities Geoevaluaciones had not disclosed to 3-D and by any amount paid by Geoevaluaciones to settle or otherwise in connection with Geoevaluaciones' dispute with Capilano, such portion of the consideration consisting of (a) $1.0 million in cash deposited at the closing at a bank account, which is not included in the accounts of the Company, and which, subject to any such reduction, may be disbursed only upon the approval of certain individuals; and
(b) 117,647 shares of Common Stock to be delivered at closing to trusts with Mexican banks for the benefit of the Former Geoevaluaciones Stockholders, and which may not be released until June 30, 1997 and then only upon the approval of certain individuals. Pursuant to such stock purchase agreement, the Company agreed to assume up to an

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMON STOCK (continued)

aggregate of $600,000 of the obligations under any borrowings of Geoevaluaciones from a bank or other financial institution for working capital purposes.

On February 6, 1996, the former stockholders of PIASA, pursuant to a stock purchase agreement dated November 7, 1995, sold all of the shares of PIASA to the Company. The aggregate consideration paid by the Company was approximately $300,000, consisting of $60,000 in cash and approximately 28,235 shares of Common Stock.

In October 1995, the Predecessor and Kemp Geophysical Corporation formed a joint venture to perform certain land-based seismic data acquisition activities. In November, the joint venture incurred debt (bearing interest at an annual rate of 10.75% payable over three years) of $3.9 million to acquire an I/O SYSTEM TWO
(R) system. On July 1, 1996, the Company signed a dissolution agreement terminating the joint venture which provided for the assets to be transferred to Geoevaluaciones. The debt was repaid in connection with the execution of the Credit Facility as discussed in Note 10. The Loan Agreement restricts the payments of dividends and the redemption of capital stock.

The Company's Certificate of Incorporation provides for authorized capital stock of 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,100,000 shares were outstanding at December 31, 1996, and 1,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock"), of which no shares were outstanding at December 31, 1996. On February 6, 1996, the Company effected a 2,717.66 to one stock split of its existing Common Stock. This was done in conjunction with the recapitalization of the Company immediately prior to the Company's initial public offering.

In 1996, the Company implemented a Long-Term Incentive Compensation Plan, the purpose of which is to provide directors, officers, and other key employees and consultants of the Company and its subsidiaries with additional incentives by providing them with the opportunity to increase their ownership interests in
the Company through the granting of options to purchase Common Stock.   Options
are generally exercisable in three or four equal installments after each 12 months past the grant date and expire within ten years. The maximum number of shares of Common Stock that may be subject to awards granted under the Plan is 720,000. In addition, other options were granted to key members of management outside of the Plan during 1996. Options granted outside of the Plan generally vest in three equal installments after each 12 months past the grant date and expire within ten years.

                                                               Weighted Average
                                           Number               Exercise Price
                                  -----------------------------------------------
Outstanding at January 1, 1996                         -                        -
Outstanding at December 31, 1996                 889,052    $                8.83
Exercisable at December 31, 1996                       -                        -
Granted during 1996                              893,352    $                8.83
Exercised during 1996                                  -                        -
Forfeited during 1996                              4,300    $                7.38
Expired during 1996                                    -                        -

The weighted-average grant-date fair value of options granted during the year is $9.28. In calculating the fair value of options granted, using the Black-Scholes model, the Company used the following information: a risk-free interest rate of 6.95%, an expected option life of 7 years, an expected volatility in the underlying equity security of 61.04%, and expected dividends of $0.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMON STOCK (continued)

The following information relates to options outstanding as of December 31, 1996:


                                                                                  Weighted Average
                                     Weighted Average      Number Currently       Price of Options
     Number      Exercise Price     Remaining Life (years)    Exercisable           Exercisable
     ------    -----------------    ---------------------- ----------------     --------------------
     525,000   $            7.50                     9.11                -                 -
      58,900   $            7.38                     9.61                -                 -
     235,150   $           12.31                     9.32                -                 -
      40,002   $            8.50                     9.75                -                 -
      30,000   $            8.25                     9.75                -                 -
---------------
     889,052
===============

The Company is using the intrinsic value method of accounting for compensation cost in relation to the granting of stock options under the Plan. There was no compensation cost recognized in 1996 as the exercise price of options granted was equal to the fair market value of the Company's Common Stock on each grant date in 1996. The Company would have recognized approximately $78,000 of compensation cost and realized pro forma net income of $808,000 and pro forma earnings per share of $0.11 had the fair value based method of accounting been used to record 1996 compensation cost relating to options granted under the Plan.

14.  EARNINGS PER SHARE

The weighted-average number of shares used in the earnings per share calculation is determined as following:

                                                                                    For the Year
                                                                                       Ending
                                                                                  December 31, 1996
                                                                                  -----------------
Shares issued to  the Company's stockholders giving effect to the
         2,717.66 for 1 stock split                                                  1,400,681
Shares deemed to have been issued to fund cash portion
         of dividend to Geoevaluaciones  stockholders                                  468,000
Shares issued to acquire Operating Subsidiaries                                      1,462,496
Shares sold in Initial Public Offering                                               3,689,694
Shares sold in Secondary Public Offering                                               76,503
Common stock equivalents, principally common stock options                             126,433
                                                                                     ---------
Weighted average common shares outstanding                                           7,223,807
                                                                                     =========

15.   RELATED PARTY TRANSACTIONS

Mr. Robert Andrews, a director of the Company, is the sole stockholder of The Andrews Group International, Inc. ("Andrews Group") which, through its Mexican affiliate, A.G.I. Mexicana, S.A. de C.V. (collectively, the "Andrews Companies"), acts as the exclusive representative for several companies in Mexico, including Input/Output and Landmark Graphics Corporation. During the year ended December 31, 1996 Geoevaluaciones and PIASA purchased goods and services from the Andrews Companies which totaled approximately $635,000. In addition, as of December 31, 1996 PIASA owed the Andrews Companies $65,000 for goods and services purchased prior to the Initial Public Offering. The Company anticipates that it will continue to purchase goods and services from the Andrews Companies. The Company also purchased approximately 1,000 channels of 3-D seismic data acquisition equipment and geophones from Andrews Group during 1996 for $2,942,000.

The Company agreed to pay to a consulting company owned by Mr. John D. White, Jr. (a director of the Company)

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  RELATED PARTY TRANSACTIONS (continued)

$250,000 for financial advisory and other consulting services in connection with the structuring, negotiation and consummation of the acquisitions of the Operating Subsidiaries and PIASA, of which $125,000 was paid upon consummation of the initial public offering and $125,000 was paid on January 3, 1997. In connection with Mr. White's resignation as an executive officer of the Company and the termination of his employment agreement on October 1, 1996, the Company agreed to pay Mr. White $200,000 in January 1997 plus $5,000 per month through December 31, 1998, the expiration date of the employment agreement, to provide him with office space in the Company's New York City facility through December 31,1997, provided he does not serve as an officer of a competitor of the Company during that period, and to provide him with certain insurance benefits through December 31, 1998. In exchange therefor, Mr. White rendered financial and advisory services to the Company in connection with the Company's second public offering in December, 1996 and the proposed acquisition of J.R.S. Exploration. The Company leases space in New York City at an annual base rental of $165,000 to provide offices for Messrs. Friedman and White (directors of the Company). Mr. Friedman has agreed to reimburse the Company for any amounts under the lease that are payable with respect to space that is not utilized by the Company and which have not been paid by sub-lessees.

The Company leases two shops located in Katy, Texas and in Grand Junction, Colorado which are owned by Mr. G.C.L.Kemp (an employee of the Company) and by CBNC Real Estate, L.L.C. ("CBNC"), a partnership owned by certain employees of the Company, respectively. Aggregate rents paid during 1996 to Mr. Kemp and to CBNC for these leases total $15,000 and $32,142, respectively.

During 1996, the Company incurred consulting charges in the amount of $77,161 from Comercializadora Y Arrendadora, a consulting company owned by Luis Ferran, Executive Vice President of Latin American Operations and a director of the Company.

16.   SUBSEQUENT EVENTS

In January, 1997, the Company completed the purchase of J.R.S. Exploration, a land-based seismic data acquisition business headquartered in Calgary, Alberta,
Canada.   Under the terms of the acquisition, the Company acquired all of the issued and outstanding shares of capital stock of the intermediate holding companies that own all of the issued and outstanding capital stock of J.R.S. Exploration for C$3.5 million (U.S.$2.6 million) in cash and 279,166 shares of Common Stock. In addition the Company repaid approximately C$1.8 million (U.S.$1.3 million) of debt J.R.S. Exploration owes to a commercial bank. Also under the terms of the acquisition, Messrs. Donald Janveau and W. Garnet Mueller, the principal stockholders and executive officers of J.R.S. Exploration, entered into three-year employment agreements (the "Employment Agreements") with J.R.S. Exploration pursuant to which Mr. Janveau serves as President and Chief Executive Officer of J.R.S. Exploration and Mr. Mueller serves as Vice President of Operations of J.R.S. Exploration. The Employment Agreements each provide for an annual salary of C$150,000 (U.S.$110,000). In connection with the Employment Agreements, each of Messrs. Janveau and Mueller each entered into a five-year covenant not to compete with the Company or any of its subsidiaries in the provision of seismic data acquisition or analysis services or any services related thereto. In connection with the acquisition of J.R.S. Exploration, the Company also acquired all of the issued and outstanding capital stock of Siegfried & Siegfried Ltd., an Alberta corporation that is wholly-owned by Mr. C. David Siegfried, an employee of J.R.S. Exploration and owns certain seismic data acquisition equipment presently being leased to J.R.S. Exploration. The purchase price for Siegfried & Siegfried Ltd. was C$150,000 (U.S.$110,000) in cash and 12,500 shares of Common Stock. Under the terms of this acquisition, Mr. Siegfried entered into a three-year employment agreement with J.R.S. Exploration pursuant to which Mr. Siegfried serves as Sales Manager and Operations Supervisor of J.R.S. Exploration. This employment agreement provides for an annual salary of C$100,000 (U.S.$73,000). In connection with this employment agreement, Mr. Siegfried entered into a three-year covenant not to compete with the Company or any of its subsidiaries in the provision of seismic data acquisition or analysis services or any services related thereto.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   SUBSEQUENT EVENTS (continued)

On January 7, 1997 the underwriters exercised their overallotment option to purchase an additional 525,000 shares of Common Stock in conjunction with the Secondary Public Offering at a price to the public of $7.50 per share. Net proceeds to the Company from this event were $3,701,250, net of the underwriters' discount.

On January 31, 1997, Atlantic Richfield Company ("ARCO") notified the Company of its intent to delay indefinitely the seismic survey which was under contract with the Company in Peru. Based on this notification, the Company recorded a $740,000 fourth quarter charge which includes a $100,000 reserve against future losses attributable to this contract.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III.


Item 10.  Directors and Executive Officers of the Company.

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

Item 11.  Executive Compensation.

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1997 pursuant to Regulation 14A.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements are contained in Item 8 and financial statement schedules are appended to this Annual Report on Form 10-K

(b) During the fourth quarter of the fiscal year ended December 31, 1996, the Registrant filed no Current Reports on Form 8-K.

(c)       Exhibits.

  Exhibit
    No.                                Description of Exhibit
  -------                              ----------------------
    2.1        --  Asset Purchase Agreement dated as of November 8, 1995
                   between 3-D Geophysical, Inc. and Northern Geophysical of
                   America, Inc. (the "Asset Purchase Agreement") (Incorporated
                   by reference to exhibit 2.1 of the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    2.2        --  Stock Purchase Agreement among 3-D Geophysical, Inc., Geo
                   Acquisition Sub, Inc. and the stockholders of
                   Geoevaluaciones, S.A. de C.V., dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.2 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240))
    2.3        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Luis Ferran dated as of October 20, 1995 (Incorporated by
                   reference to Exhibit 2.3 of the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    2.4        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Antonia Echeverria Castellot dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.4 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.5        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Yolanda Blasquiz Leyva dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.5 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.6        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Yolanda Echeverria Blasquiz dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.6 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.7        --  Stock Purchase Agreement among 3-D Geophysical, Inc. and the stockholders of Kemp Geophysical Corporation, dated as of
                   October 24, 1995 (Incorporated by reference to Exhibit 2.7 of the Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.8        --  Stock Purchase Agreement among 3-D Geophysical, Inc., Geo
                   Acquisition Sub, Inc. and the Stockholders of Procesos
                   Interactivos Avanzados, S.A. de C.V., dated as of November
                   7, 1995 (Incorporated by reference to Exhibit 2.8 of the
                   Registrant's Registration on Form S-1 (No. 33-99240))
    2.9        --  Agreement and Plan of Merger dated as of November 29, 1995, among 3-D Geophysical, Inc., 3-D Paragon Acquisition Sub,
                   Inc. and Paragon Geophysical, Inc., as amended (the
                   "Agreement and Plan of Merger") (Incorporated by reference to Exhibit 2.9 of the Registrant's Registration Statement on
                   Form S-1 (No. 33-99240)).
    2.10       --  Amendment to the Agreement and Plan of Merger dated as of
                   January 23, 1996 (Incorporated by reference to Exhibit 2.10 of the Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.11       --  Amendment dated January 31, 1996 to the Asset Purchase
                   Agreement (Incorporated by reference to Exhibit 2.11 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.12       --  Stock Purchase Agreement among 3-D Geophysical, Inc., 3-D
                   Geophysical of Canada, Inc., D.E. Janveau, Gladys Mueller
                   and W.G. Mueller, dated as of December 10, 1996
                   (Incorporated by reference to Exhibit 2.12 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.13       --  Stock Purchase Agreement among 3-D Geophysical, Inc., 3-D
                   Geophysical of Canada, Inc., C. David Siegfried and Peggy J.
                   Siegfried, dated as of December 10, 1996 (Incorporated by
                   reference to Exhibit 2.13 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).

  Exhibit
    No.                                Description of Exhibit
 ----------                            ----------------------
    2.14       --  Form of Deed of Trust dated October 20, 1995 among 3-D
                   Geophysical, Inc., Banca Nacional Financiera S.N.C. and the
                   beneficiary pursuant to Section 2.2(a) of the
                   Non-Competition Agreement (Incorporated by reference to
                   Exhibit 2.14 of the Registrant's Registration Statement on
                   Form S-1 (No. 333-13665))..
    2.15       --  Form of Deed of Trust dated October 20, 1995 among 3-D
                   Geophysical, Inc., Banca Nacional Financiera S.N.C. and the
                   beneficiary pursuant to Section 2.2(b) of the
                   Non-Competition Agreement (Incorporated by reference to
                   Exhibit 2.15 of the Registrant's Registration Statement on
                   Form S-1 (No. 333-13665)).
    3.1        --  Amended and Restated Certificate of Incorporation of 3-D
                   Geophysical, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    3.2        --  Amended and Restated By-laws of 3-D Geophysical, Inc.
                   (Incorporated by reference to Exhibit 3.2 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    4.1        --  Specimen 3-D Geophysical, Inc. common stock certificate
                   (Incorporated by reference to Exhibit 4.1 to the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    10.1       --  Employment agreement dated February 8, 1996, between 3-D
                   Geophysical, Inc. and G.C.L. Kemp (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement
                   on Form S-1 (No. 333-13665)).
    10.2       --  Employment agreement dated February 6, 1996, between 3-D
                   Geophysical, Inc. and Charles O. Merchant (Incorporated by
                   reference to Exhibit 10.2 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.3       --  Employment agreement dated January 31, 1996, between 3-D
                   Geophysical, Inc. and Richard D. Davis (Incorporated by
                   reference to Exhibit 10.2 to the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    10.4       --  Employment agreement dated January 31, 1996, between 3-D
                   Geophysical, Inc. and Wayne P. Widynowski (Incorporated by
                   reference to Exhibit 10.4 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.5       --  Employment agreement dated September 30, 1996, between 3-D
                   Geophysical, Inc. and Ronald L. Koons (Incorporated by
                   reference to Exhibit 10.5 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.6       --  Amended and Restated Termination Agreement dated as of
                   October 1, 1996, between 3-D Geophysical, Inc. and John D.
                   White, Jr. (Incorporated by reference to Exhibit 10.6 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    10.7       --  Employment agreement dated February 1, 1996, between 3-D
                   Geophysical, Inc. and Luis H. Ferran Arroyo (Incorporated by
                   reference to Exhibit 10.7 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.8       --  3-D Geophysical 1995 Long-Term Incentive Compensation Plan,
                   as amended (Incorporated by reference to Exhibit 10.8 to the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    10.9       --  Employment agreement dated February 1, 1996, between 3-D
                   Geophysical, Inc. and Joel Friedman (Incorporated by
                   reference to Exhibit 10.9 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
   10.10       --  Loan Agreement between 3-D Geophysical, Inc. and First
                   Interstate Bank of Texas, N.A., dated as of May 29, 1996
                   (Incorporated by reference to Exhibit 10.1 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.11       --  Guaranty Agreement by Northern Geophysical of America, Inc.
                   in favor of First Interstate Bank of Texas, N.A., dated as of May 29, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated May 31,
                   1996 (File No. 0-27564)).
   10.12       --  Security Agreement between Geoevaluaciones, S.A. de C.V. and
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.5 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
  10.13        --  Guaranty Agreement by Paragon Geophysical, Inc. in favor of
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.7 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).

  Exhibit
    No.                                Description of Exhibit
 ----------                            ----------------------
   10.14       --  Guaranty Agreement by Geoevaluaciones, S.A. de C.V. in favor of First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996. (Incorporated by reference to Exhibit 10.8 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.15       --  Security Agreement between Northern Geophysical of America,
                   Inc. and First Interstate Bank of Texas, N.A., dated as of
                   May 29, 1996 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 31,
                   1996 (File No. 0-27564)).
   10.16       --  Security Agreement between Paragon Geophysical, Inc. and
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.4 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.17       --  Security Agreement between 3-D Geophysical, Inc. and First
                   Interstate Bank of Texas, N.A., dated as of May 29, 1996
                   (Incorporated by reference to Exhibit 10.2 to the
                   Registrant's Current Report on Form 8- K dated May 31, 1996
                   (File No. 0-27564)).
   10.18       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and Donald E. Janveau.
                   (Incorporated by reference to Exhibit 10.1 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.19       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and W. G. Mueller. (Incorporated
                   by reference to Exhibit 10.2 of the Registrant's Current
                   Report on Form 8-K field on March 27, 1997 (No. 0-27564)).
   10.20       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and C. David Siegfried.
                   (Incorporated by reference to Exhibit 10.3 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.21       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and Donald E. Janveau.
                   (Incorporated by reference to Exhibit 10.4 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.22       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and W. G. Mueller.
                   (Incorporated by reference to Exhibit 10.2 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.23       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and C. David Siegfried.
                   (Incorporated by reference to Exhibit 10.3 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
    27.1       --  Financial Data Schedule.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.

                                        3-D GEOPHYSICAL, INC.


                                        BY:   /s/ RICHARD DAVIS
                                           ---------------------------
                                                  Richard Davis
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10- K, or amendment thereto, has been signed by the following persons in the capacities indicated on the 31st day of March, 1997.

                         Signature                                          Title
                         ---------                                          -----
                     /s/ JOEL FRIEDMAN                     Chairman and Director
      -----------------------------------------------
                       Joel Friedman

                     /s/ RICHARD DAVIS                     Chief Executive Officer, President and
      -----------------------------------------------      Director (principal executive officer)
                       Richard Davis

                    /s/ RONALD L. KOONS                    Vice President, Chief Financial Officer,
      -----------------------------------------------      Secretary and Treasurer (principal
                      Ronald L. Koons                      financial and accounting officer)

                 /s/ LUIS H. FERRAN ARROYO                 Vice President and Director
      -----------------------------------------------
                   Luis H. Ferran Arroyo

                  /s/ ROBERT PACE ANDREWS                  Director
      -----------------------------------------------
                    Robert Pace Andrews


                    /s/ RALPH M. BAHNA                     Director
      -----------------------------------------------
                      Ralph M. Bahna


                  /s/ DOUGLAS W. BRANDRUP                  Director
      -----------------------------------------------
                    Douglas W. Brandrup


                    /s/ ARTHUR D. EMIL                     Director
      -----------------------------------------------
                      Arthur D. Emil

                 /s/ P. DENNIS O'BRIEN                     Director
      -----------------------------------------------
                     P. Dennis O'Brien

                    /s/ EMIR L. TAVELLA                    Director
      -----------------------------------------------
                      Emir L. Tavella


                   /s/ JOHN D. WHITE JR.                   Director
      -----------------------------------------------
                    John D. White, Jr.

                               INDEX TO EXHIBITS

  Exhibit
    No.                                Description of Exhibit
  -------                              ----------------------
    2.1        --  Asset Purchase Agreement dated as of November 8, 1995
                   between 3-D Geophysical, Inc. and Northern Geophysical of
                   America, Inc. (the "Asset Purchase Agreement") (Incorporated
                   by reference to exhibit 2.1 of the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    2.2        --  Stock Purchase Agreement among 3-D Geophysical, Inc., Geo
                   Acquisition Sub, Inc. and the stockholders of
                   Geoevaluaciones, S.A. de C.V., dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.2 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240))
    2.3        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Luis Ferran dated as of October 20, 1995 (Incorporated by
                   reference to Exhibit 2.3 of the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    2.4        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Antonia Echeverria Castellot dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.4 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.5        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Yolanda Blasquiz Leyva dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.5 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.6        --  Non-Competition Agreement between 3-D Geophysical, Inc. and
                   Yolanda Echeverria Blasquiz dated as of October 20, 1995
                   (Incorporated by reference to Exhibit 2.6 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.7        --  Stock Purchase Agreement among 3-D Geophysical, Inc. and the stockholders of Kemp Geophysical Corporation, dated as of
                   October 24, 1995 (Incorporated by reference to Exhibit 2.7 of the Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    2.8        --  Stock Purchase Agreement among 3-D Geophysical, Inc., Geo
                   Acquisition Sub, Inc. and the Stockholders of Procesos
                   Interactivos Avanzados, S.A. de C.V., dated as of November
                   7, 1995 (Incorporated by reference to Exhibit 2.8 of the
                   Registrant's Registration on Form S-1 (No. 33-99240))
    2.9        --  Agreement and Plan of Merger dated as of November 29, 1995, among 3-D Geophysical, Inc., 3-D Paragon Acquisition Sub,
                   Inc. and Paragon Geophysical, Inc., as amended (the
                   "Agreement and Plan of Merger") (Incorporated by reference to Exhibit 2.9 of the Registrant's Registration Statement on
                   Form S-1 (No. 33-99240)).
    2.10       --  Amendment to the Agreement and Plan of Merger dated as of
                   January 23, 1996 (Incorporated by reference to Exhibit 2.10 of the Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.11       --  Amendment dated January 31, 1996 to the Asset Purchase
                   Agreement (Incorporated by reference to Exhibit 2.11 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.12       --  Stock Purchase Agreement among 3-D Geophysical, Inc., 3-D
                   Geophysical of Canada, Inc., D.E. Janveau, Gladys Mueller
                   and W.G. Mueller, dated as of December 10, 1996
                   (Incorporated by reference to Exhibit 2.12 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    2.13       --  Stock Purchase Agreement among 3-D Geophysical, Inc., 3-D
                   Geophysical of Canada, Inc., C. David Siegfried and Peggy J.
                   Siegfried, dated as of December 10, 1996 (Incorporated by
                   reference to Exhibit 2.13 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).

  Exhibit
    No.                                Description of Exhibit
 ----------                            ----------------------
    2.14       --  Form of Deed of Trust dated October 20, 1995 among 3-D
                   Geophysical, Inc., Banca Nacional Financiera S.N.C. and the
                   beneficiary pursuant to Section 2.2(a) of the
                   Non-Competition Agreement (Incorporated by reference to
                   Exhibit 2.14 of the Registrant's Registration Statement on
                   Form S-1 (No. 333-13665))..
    2.15       --  Form of Deed of Trust dated October 20, 1995 among 3-D
                   Geophysical, Inc., Banca Nacional Financiera S.N.C. and the
                   beneficiary pursuant to Section 2.2(b) of the
                   Non-Competition Agreement (Incorporated by reference to
                   Exhibit 2.15 of the Registrant's Registration Statement on
                   Form S-1 (No. 333-13665)).
    3.1        --  Amended and Restated Certificate of Incorporation of 3-D
                   Geophysical, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    3.2        --  Amended and Restated By-laws of 3-D Geophysical, Inc.
                   (Incorporated by reference to Exhibit 3.2 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    4.1        --  Specimen 3-D Geophysical, Inc. common stock certificate
                   (Incorporated by reference to Exhibit 4.1 to the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    10.1       --  Employment agreement dated February 8, 1996, between 3-D
                   Geophysical, Inc. and G.C.L. Kemp (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement
                   on Form S-1 (No. 333-13665)).
    10.2       --  Employment agreement dated February 6, 1996, between 3-D
                   Geophysical, Inc. and Charles O. Merchant (Incorporated by
                   reference to Exhibit 10.2 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.3       --  Employment agreement dated January 31, 1996, between 3-D
                   Geophysical, Inc. and Richard D. Davis (Incorporated by
                   reference to Exhibit 10.2 to the Registrant's Registration
                   Statement on Form S-1 (No. 33-99240)).
    10.4       --  Employment agreement dated January 31, 1996, between 3-D
                   Geophysical, Inc. and Wayne P. Widynowski (Incorporated by
                   reference to Exhibit 10.4 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.5       --  Employment agreement dated September 30, 1996, between 3-D
                   Geophysical, Inc. and Ronald L. Koons (Incorporated by
                   reference to Exhibit 10.5 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.6       --  Amended and Restated Termination Agreement dated as of
                   October 1, 1996, between 3-D Geophysical, Inc. and John D.
                   White, Jr. (Incorporated by reference to Exhibit 10.6 of the
                   Registrant's Registration Statement on Form S-1 (No.
                   333-13665)).
    10.7       --  Employment agreement dated February 1, 1996, between 3-D
                   Geophysical, Inc. and Luis H. Ferran Arroyo (Incorporated by
                   reference to Exhibit 10.7 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
    10.8       --  3-D Geophysical 1995 Long-Term Incentive Compensation Plan,
                   as amended (Incorporated by reference to Exhibit 10.8 to the
                   Registrant's Registration Statement on Form S-1 (No.
                   33-99240)).
    10.9       --  Employment agreement dated February 1, 1996, between 3-D
                   Geophysical, Inc. and Joel Friedman (Incorporated by
                   reference to Exhibit 10.9 of the Registrant's Registration
                   Statement on Form S-1 (No. 333-13665)).
   10.10       --  Loan Agreement between 3-D Geophysical, Inc. and First
                   Interstate Bank of Texas, N.A., dated as of May 29, 1996
                   (Incorporated by reference to Exhibit 10.1 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.11       --  Guaranty Agreement by Northern Geophysical of America, Inc.
                   in favor of First Interstate Bank of Texas, N.A., dated as of May 29, 1996 (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated May 31,
                   1996 (File No. 0-27564)).
   10.12       --  Security Agreement between Geoevaluaciones, S.A. de C.V. and
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.5 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
  10.13        --  Guaranty Agreement by Paragon Geophysical, Inc. in favor of
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.7 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).

  Exhibit
    No.                                Description of Exhibit
 ----------                            ----------------------
   10.14       --  Guaranty Agreement by Geoevaluaciones, S.A. de C.V. in favor of First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996. (Incorporated by reference to Exhibit 10.8 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.15       --  Security Agreement between Northern Geophysical of America,
                   Inc. and First Interstate Bank of Texas, N.A., dated as of
                   May 29, 1996 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 31,
                   1996 (File No. 0-27564)).
   10.16       --  Security Agreement between Paragon Geophysical, Inc. and
                   First Interstate Bank of Texas, N.A., dated as of May 29,
                   1996 (Incorporated by reference to Exhibit 10.4 to the
                   Registrant's Current Report on Form 8-K dated May 31, 1996
                   (File No. 0-27564)).
   10.17       --  Security Agreement between 3-D Geophysical, Inc. and First
                   Interstate Bank of Texas, N.A., dated as of May 29, 1996
                   (Incorporated by reference to Exhibit 10.2 to the
                   Registrant's Current Report on Form 8- K dated May 31, 1996
                   (File No. 0-27564)).
   10.18       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and Donald E. Janveau.
                   (Incorporated by reference to Exhibit 10.1 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.19       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and W. G. Mueller. (Incorporated
                   by reference to Exhibit 10.2 of the Registrant's Current
                   Report on Form 8-K field on March 27, 1997 (No. 0-27564)).
   10.20       --  Employment Agreement dated January 27, 1997 between J.R.S.
                   Exploration Company Limited and C. David Siegfried.
                   (Incorporated by reference to Exhibit 10.3 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.21       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and Donald E. Janveau.
                   (Incorporated by reference to Exhibit 10.4 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.22       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and W. G. Mueller.
                   (Incorporated by reference to Exhibit 10.2 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
   10.23       --  Non-Competition Agreement dated January 27, 1997 between
                   J.R.S. Exploration Company Limited and C. David Siegfried.
                   (Incorporated by reference to Exhibit 10.3 of the
                   Registrant's Current Report on Form 8-K field on March 27,
                   1997 (No. 0-27564)).
    27.1       --  Financial Data Schedule.