Form 10-Q
period 1997-03-31
3-D GEOPHYSICAL INC
filed 1997-05-13
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 1997

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from            to
                                           ----------    ---------

                         Commission file number 0-27564

                             3-D GEOPHYSICAL, INC.

             (Exact name of Registrant as Specified in its Charter)

                          Delaware                                                          13-3841601
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

              7076 South Alton Way, Building H
                    Englewood, Colorado                                                       80112
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

                                        Yes  X    No
                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The total number of shares of the registrant's Common Stock, $.01 par value per share, outstanding on May 2, 1997 was 11,625,000.

                             3-D GEOPHYSICAL, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



PART I.     Financial Information                                                                 Page
     Item 1  Financial Statements.

        Condensed Consolidated Balance Sheets at                                                 3 - 4
        December 31, 1996 and March 31, 1997

        Condensed Consolidated Statements of Operations for the                                      5
        Three Months Ended  March 31, 1996 and March 31, 1997

        Condensed Consolidated Statements of Cash Flows for the                                      6
        Three Months Ended March 31, 1996 and March 31, 1997

        Notes to Condensed Consolidated Financial Statements                                    7 - 11

     Item 2  Management's Discussion and Analysis of Financial Condition and Results           12 - 15
     of Operations.

PART II.   Other Information


     Item 1  Legal Proceedings.                                                                     16

     Item 2  Changes in Securities.                                                                 16

     Item 3  Defaults Upon Senior Securities.                                                       16

     Item 4  Submission of Matters to a Vote of Security Holders.                                   16

     Item 5  Other Information.                                                                     16

     Item 6  Exhibits and Reports on Form 8-K.                                                      16

Financial Data Schedule                                                                             17
Signatures                                                                                          18

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                  December 31,        March 31,
                                                                       1996             1997
                                                                ---------------   ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $        17,624   $         6,556
     Restricted cash                                                        820               800
     Accounts receivable billed, net of the allowance for
         doubtful accounts of $83 and $56 as of December 31,
         1996 and March 31, 1997                                         11,268            17,401
     Accounts receivable, unbilled                                        2,933             3,925
     Other receivables                                                      282               982
     Deferred income taxes                                                  108                68
     Prepaid expenses and other                                             999             1,279
                                                                ---------------   ---------------
                 Total current assets                                    34,034            31,011

Property and equipment, net of accumulated depreciation of
         $5,525 and $6,580 as of December 31, 1996 and
         March 31, 1997                                                  35,529            41,536
Goodwill, net of accumulated amortization of $362 and $490 as
         of December 31, 1996 and March 31, 1997                          6,115             8,556
Other assets                                                              1,588             1,641
                                                                ---------------   ---------------
Total assets                                                    $        77,266   $        82,744
                                                                ===============   ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                December 31,         March 31,
                                                                    1996               1997
                                                               ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital leases   $         7,559    $         7,254
     Accounts payable                                                   12,912              9,784
     Accrued liabilities                                                 1,560              2,491
     Deferred revenue                                                    1,536                 91
                                                               ---------------    ---------------
                 Total  current liabilities                             23,567             19,620


Long-term debt and capital leases, net of current maturities             4,597              6,107
Deferred income taxes                                                      937              1,572

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000 shares
       authorized, 11,100,000 and 11,625,000 shares issued and
       outstanding, respectively                                           111                116
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding                            --                 --
     Additional paid in capital                                         51,426             57,581
     Retained earnings                                                     739              1,675
     Cumulative foreign currency translation adjustment                 (4,111)            (3,927)
                                                               ---------------    ---------------
Total stockholders' equity                                              48,165             55,445
                                                               ---------------    ---------------

                 Total liabilities and stockholders' equity    $        77,266    $        82,744
                                                               ===============    ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    For the Three Months
                                                           Ended
                                                         March 31,
                                                  1996               1997
                                            ---------------    ---------------
Net revenues                                $         7,052    $        24,699

Expenses
     Cost of data acquisition                         5,018             19,283
     Depreciation and amortization                      633              1,832
     General and administrative expenses                859              2,051
                                            ---------------    ---------------
                                                      6,510             23,166

Operating income                                        542              1,533

Other income (expense)
     Miscellaneous                                      132                442
     Interest expense                                  (142)              (338)
     Foreign currency transaction/
             translation gains (losses)                  68                (60)
                                            ---------------    ---------------
                                                         58                 44

Income before  provision for income taxes
     and extraordinary item                             600              1,577
Provision for income taxes                              138                639
                                            ---------------    ---------------
Income before extraordinary item                        462                938

Extraordinary item, net of tax expense of
      $  36                                              57               --
                                            ---------------    ---------------
Net income                                  $           519    $           938
                                            ===============    ===============

Income per share before extraordinary       $           .09    $           .08
     item
Extraordinary item per share, net of tax
     expense                                            .01               --
                                            ---------------    ---------------


Net earnings per share                      $           .10    $           .08
                                            ===============    ===============



Weighted average common shares
     outstanding                                      5,163             11,934



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             For the Three Months Ended
                                                                      March 31,
                                                               1996                1997
                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used by operating activities                     $        (1,862)   $        (8,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (233)            (1,497)
Consideration paid to acquire seismic data acquisition
         companies                                                (10,328)            (2,664)
Proceeds from sale of property and equipment                           21                  4
                                                          ---------------    ---------------
Net cash used by investing activities                             (10,540)            (4,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in connection with public offerings of common
        stock                                                      (3,268)              --
Proceeds from public offerings, net of underwriting
        discounts                                                  32,085              3,701
Retirement of indebtedness of acquired companies                   (4,599)            (1,139)
Principal payments on notes payable and capital leases             (1,134)            (3,626)
Proceeds of borrowings under notes payable                           --                2,300
Dividend paid to owners of predecessor company                     (2,510)              --
                                                          ---------------    ---------------
Net cash provided by financing activities                          20,574              1,236

Net increase (decrease) in cash                                     8,172            (11,066)
Cash at beginning of period                                           609             17,624
Effect of change in exchange rate on cash                              12                 (2)
                                                          ---------------    ---------------
Cash at end of period                                     $         8,793    $         6,556
                                                          ===============    ===============






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

For accounting purposes the acquisitions of GEO and PIASA (the "Mexican Operations") were treated as a recapitalization of GEO and PIASA with GEO (combined with PIASA) deemed to be the acquirer of the Company and considered the predecessor company.

The acquisitions of Northern, Paragon and Kemp were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 ("APB 16") and SEC Staff Accounting Bulletin No. 48. Northern and Kemp are being valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired is being amortized on a straight-line basis over 15 years. The acquisition of Paragon's Common Stock in exchange for shares of the
Company's common stock  was accounted for at Paragon's historical costs.   The
accompanying condensed consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the effective date of the acquisitions. In December 1996, Paragon and Kemp were merged into Northern.

ACQUISITION OF J.R.S. EXPLORATION

On January 27, 1997 the Company consummated the purchase of J.R.S. Exploration Company, Limited ("J.R.S. Exploration"), a Canadian seismic data acquisition company, by acquiring all of the issued and outstanding stock of several intermediate holding companies which existed solely as holding companies for the stock of J.R.S. Exploration. On that same date, in a separate transaction, the Company purchased all of the issued and outstanding stock of Siegfried & Siegfried Resource Consultants, Limited ("Siegfried & Siegfried"), a Canadian company owned by a key employee of J.R.S. Exploration, which leased certain seismic data acquisition equipment to J.R.S. Exploration. These acquisitions were effected through a newly-formed subsidiary of the Company, 3-D Geophysical of Canada, Inc. ("3-D Canada") whereby shares of 3-D Canada, which are convertible into shares of the Company on a one-for-one basis, and cash were exchanged for the stock of the acquired companies. These acquisitions are being treated for accounting purposes as purchase business combinations under the provisions of APB 16, with the excess of consideration paid to acquire these companies over the fair market value of the assets acquired being accounted for as goodwill, which is being amortized over a 15-year life on a straight-line basis.

The condensed consolidated financial statements of the Company include the operations of J.R.S. Exploration and Siegfried & Siegfried (the "Canadian Operations") from January 1, 1997, which is the date that management of the Company and the former shareholders of the acquired companies deem to be the date upon which the Company assumed effective control of the operations of the acquired companies. For accounting purposes, the shares of 3-D Canada are deemed to be outstanding shares of the Company. Due to the acquisition of the Canadian Operations and the acquisitions of Northern, Paragon and Kemp after the end of the first month in the quarter ended March 31, 1996, and due to the fact that the United States Operations contain a full quarter of performance during 1997, the Company's condensed consolidated financial statements as of and for the three months ended March 31, 1997 are not comparable to the financial statements of the Company as of and for the three months ended March 31, 1996.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The consideration paid to the former owners of the Canadian Operations and the allocation of such consideration to the acquired assets is as follows:

                                                                (in thousands)
                                                                --------------
Cash paid for the stock and assets of the acquired companies      $    2,665
Stock issued to the former owners of the Canadian Operations at
     a price of $9.00 per share                                        2,625
Liabilities assumed:
Bank overdraft                                                           637
Accounts payable                                                       2,019
Accrued and other current liabilities                                    420
Debt assumed:
      Current                                                          1,139
                                                                  ----------
Amounts allocated to acquired assets                              $    9,505
                                                                  ==========

Allocation of the purchase price to the acquired assets:

Cash                                                              $      137
Accounts receivable:
     Trade                                                             3,516
Prepaid expenses and other current assets                                 28
Property and equipment                                                 3,082
Goodwill                                                               2,742
                                                                  ----------
                                                                  $    9,505
                                                                  ==========


The 1996 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles.

In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at March 31, 1997, the results of its operations for the three-month periods ended March 31, 1996 and 1997, and its cash flows for the three- month periods ended March 31, 1996 and 1997. All significant intercompany accounts have been eliminated. Although the Company believes that this disclosure is adequate to make the information presented not misleading, certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed pursuant to the Securities Exchange Act of 1934, as amended. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA INFORMATION

The accompanying summary pro forma information for the Company for the three-month periods ended March 31, 1996 and 1997 represents the operations of the Company as if the acquisitions of the Operating Subsidiaries and the Canadian Operations, and the Company's public offerings had occurred on January 1, 1996.


                                                         For the Three Months Ended
                                                                  March 31,
                                                    (in thousands, except per share data)
                                                             1996              1997
                                                     ----------------  ----------------
Net revenues                                         $         14,362  $         24,699
                                                     ================  ================
Extraordinary item, net of tax expense               $             57  $              -
                                                     ================  ================
Net income                                           $            821  $            938
                                                     ================  ================

Income per share before extraordinary item                        .06               .08
Extraordinary item per share, net of tax expense                  .01                 -
                                                     ----------------  ----------------
Earnings per share                                                .07               .08
                                                     ================  ================

The pro forma results described above assume a weighted average number of common shares outstanding of 11,934,000.

The summary pro forma information is not necessarily indicative of the actual results that would have been achieved if the acquisitions of the Operating Subsidiaries and the Canadian Operations, and the Company's public offerings had occurred on the date indicated or which may be realized in the future.

REVENUE RECOGNITION AND REVENUE ADJUSTMENTS


The Company generates revenue through providing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net revenues may include contractual revenue adjustments from the Company's operations in Mexico, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Contractual revenue adjustments for the three month periods ended March 31, 1996 and 1997 are not considered by the Company to be significant to the quarterly financial statements.

2.  SECOND PUBLIC OFFERING OF COMMON STOCK

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. Total proceeds to the Company, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain of their existing debt obligations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with First Interstate Bank of Texas, N.A., a subsidiary of Wells Fargo Bank, $20.2 million has been and will be used to purchase additional seismic data acquisition equipment and for working capital purposes.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.  CONCENTRATIONS OF CREDIT RISK

During the three months ended March 31, 1997, one customer accounted for 25% of net revenues and during the three months ended March 31, 1996, two customers accounted for 28% and 23% of net revenues, respectively.

As of December 31, 1996, two customers accounted for 33% and 13% of accounts receivable, respectively, and as of March 31, 1997, one customer accounted for 31% of accounts receivable.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities
with publicly held common stock.   This statement simplifies the standards for
computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented, however, management believes that the adoption of this standard will not have a significant impact on the financial statements.


5.  EARNINGS PER SHARE

The number of shares used in the EPS calculation is determined as follows:

                                                                         For the Three
                                                                         Months Ended
                                                                        March 31, 1997
                                                                        --------------
Shares outstanding at December 31, 1996                                   11,100,000
Shares sold in overallotment option relating to second public
           offering                                                          519,167
Shares deemed issued to former owners of J.R.S. Exploration                  291,666
Common stock equivalents, principally common stock options                    22,698
                                                                         -----------
Weighted average common shares outstanding                                11,933,531
                                                                         ===========


6.    INCOME TAXES

The effective income tax rates for the three months ended March 31, 1996 and
1997 are 23% and  41%, respectively.    The differences between the statutory
federal income tax rate on income before provision for income taxes and extraordinary item, and the Company's effective income tax rate, result primarily from the effects of the inflation component of Mexican tax law for the three months ended March 31, 1996 which caused the Company to realize inflation related deductions during that time, thereby lowering the effective tax rate. During the three months ended March 31, 1997, the Company's tax rate was slightly higher than the U.S. statutory tax rate due to the Company realizing taxable income due to the inflation component in Mexico, combined with the effect of the Company earning substantial taxable income in Canada, where the statutory tax rate is 45%.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.    COMMITMENTS AND CONTINGENCIES


GEO has a dispute, and may be threatened with litigation, in connection with certain agreements it entered into with Capilano International Inc., a Canadian company ("Capilano"). The dispute concerns a certain Letter of Intent and a certain Technical Assistance Agreement, dated June 3, 1991 and June 1, 1992, respectively (the "Capilano Agreements"). Capilano stated in its 1994 Annual Report to Shareholders that it has had difficulty in collecting amounts owing from a Mexican company (presumably, GEO) to which Capilano supplied technical assistance and stated in its 1995 Annual Report to Shareholders that it had written down accounts receivable in Mexico by approximately Canadian $1.9 million (approximately U.S. $1.4 million). GEO maintains that it is not obligated to compensate Capilano for certain services GEO believes were either inadequately provided or not provided at all by Capilano and the parties disagree upon how certain profits and losses should be allocated under the Capilano Agreements. Representatives of Capilano and GEO have had periodic discussions since May, 1996 in an effort to resolve this dispute. The Company is not currently able to estimate the effect, if any, on GEO's results of operations and financial position which may result from resolution of this matter. Accordingly, the Company's financial statements do not reflect any adjustment related to this matter. A portion of the amounts payable to the former stockholders of GEO in connection with the acquisition by the Company of the stock of GEO owned by such stockholders is held in escrow and available to pay amounts in settlement or otherwise in connection with the dispute with Capilano.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For accounting purposes, GEO (together with PIASA) is considered the predecessor company and the financial performance of Northern, Kemp and Paragon are included as of February 9, 1996. In December 1996, Paragon and Kemp were merged into Northern. The financial performance of J.R.S. Exploration and Siegfried & Siegfried are included as of January 1, 1997. The Company's statements of operations and cash flows for the three months ended March 31, 1997 are not comparable to the statements of operations and cash flows for the three months ended March 31, 1996, and the Company's balance sheet as of March 31, 1997 is not comparable to its balance sheet as of December 31, 1996.

The following discussion has been divided into two sections. The first section relates to the operating performance of the Company. The second section discusses the Company's liquidity and capital resources as of March 31, 1997. For the purposes of this discussion, the operations of GEO, PIASA and 3-D Geophysical of Latin America, Inc. are considered the "Latin American Operations", the operations of J.R.S. Exploration and Siegfried & Siegfried are considered the "Canadian Operations" and the operations of Northern Geophysical and 3-D Geophysical are considered the "United States Operations".

RESULTS OF OPERATIONS

These forward-looking statements reflect numerous assumptions, involve a number of risks and uncertainties, and actual results may vary materially. Among the factors that could cause actual results to differ materially are:
unanticipated adverse weather conditions; the level of activity in the oil and gas industry; inflationary trends; interest and exchange rates, and the other risks detailed from time to time in the Company's filings with the SEC.

Three Months Ended March 31, 1997 compared to March 31, 1996

Net revenues. Net revenues for the Company increased 250.2% to $24.7 million in the three months ended March 31, 1997 from $7.1 million in the three months ended March 31, 1996. The increase is primarily attributable to the inclusion of $5.0 million of net revenues of the Canadian Operations and a 259.2% increase to $17.6 million in the three months ended March 31, 1997, from $4.9 million in the three months ended March 31, 1996, for the United States Operations. These increases were partially offset by a 4.8% decrease to $2.0 million for the three months ended March 31, 1997 from $2.1 million for the three months ended March 31, 1996 for the Latin American Operations. The increase in net revenues for the United States Operations is primarily attributable to a large contract with a major customer in the North Slope region of Alaska as well as the 1997 period reflecting a full quarter of performance. The decrease in revenues for the Latin American Operations relates to delays in the start-up phases of the 3-D contract which began in December of 1996 near Poza Rica, Mexico and will be completed this year.

Cost of Data Acquisition. Cost of data acquisition for the Company increased 284.3% to $19.3 million in the three months ended March 31, 1997 from $5.0 million in the three months ended March 31, 1996. The increase is primarily attributable to the inclusion of $3.3 million of cost of data acquisition of the Canadian Operations and a 305.7% increase to $14.2 million in the three months ended March 31, 1997, from $3.5 million in the three months ended March 31, 1996, for the United States Operations. The increase in cost of data acquisition for the United States Operations is primarily attributable to a large contract with a major customer in the North Slope region of Alaska as well as 1997 reflecting a full quarter of performance.  Cost of data acquisition for the Latin American Operations increased 22.8% to $1.8 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996. Gross margins for the United States Operations decreased to 20% from 29% primarily due to the North Slope project. This is due to the fact that much of the equipment utilized to complete that contract was leased instead of being owned. This situation resulted in large rental costs being realized in the completion of that project but did not result in a negative impact on the Company's return on assets. Gross margins for operations in the contiguous United States increased to 33% from 29% due to improved
productivity in the Company's operations in Texas and California.   Gross
margins for the Latin American Operations decreased to 9% from 29% due to the Company not recognizing field margin on the 3-D contract which began in December of 1996 near Poza Rica, Mexico in order to comply with the Company's accounting

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

policies. Such accounting policies do not allow for the recognition of margin on data acquisition contracts which are not at least 20% complete as measured by cost incurred to date.

Depreciation and Amortization. Depreciation and amortization for the Company increased 189.4% to $1.8 million in the three months ended March 31, 1997 from $633,000 in the three months ended March 31, 1996. The increase is partially attributable to the inclusion of $180,000 of depreciation and amortization of the Canadian Operations and a 147.2% increase to $1.2 million in the three months ended March 31, 1997, from $500,000 in the three months ended March 31, 1996, for the United States Operations. Depreciation and amortization for the Latin American Operations increased 212.8% to $416,000 for the three months ended March 31, 1997 from $133,000 for the three months ended March 31, 1996. The increase in depreciation and amortization for the United States Operations and the Latin American Operations is primarily attributable to purchases of approximately $23.8 million of new seismic data acquisition and related equipment during 1996.

General and Administrative Expenses. General and administrative expenses for the Company increased 138.8% to $2.1 million in the three months ended March 31, 1997 from $859,000 in the three months ended March 31, 1996. The increase is partially attributable to the inclusion of $343,000 of general and administrative expenses of the Canadian Operations. In addition, general and administrative expenses for the United States Operations increased 112.1% to $1.2 million for the three months ended March 31, 1997 from $581,000 for the three months ended March 31, 1996. General and administrative expenses of the Latin American Operations increased 71.3% to $476,000 for the three months ended March 31, 1997 from $278,000 for the three months ended March 31, 1996. General and administrative expenses increased in the United States due to the added costs associated with being a public company and increased marketing costs and due to 1997 reflecting a full quarter of performance. The increase in general and administrative expenses for the Latin American Operations is due to the opening of the Company's branch office in Peru and also due to the addition of support staff in Mexico City needed to complete this year's awarded contracts.

Operating Income. Operating income for the Company increased 182.8% to $1.5 million in the three months ended March 31, 1997 from $542,000 for the three months ended March 31, 1996. The increase is primarily attributable to the inclusion of $1.2 million of operating income from the Canadian Operations and a 177.7% increase to $1.0 million for the three months ended March 31, 1997 from $365,000 for the three months ended March 31, 1996 for the Company's
operations in the United States.   These increases were partially offset by a
506.2% decrease due to an operating loss of $719,000 for the three months ended March 31, 1997 from operating income of $177,000 for the three months ended March 31, 1996 for the Latin American Operations. Operating income increased in the United States based on the growth in net revenues and the full quarter of income being reflected in 1997. Operating income for the Latin American Operations decreased due to the Company not recognizing field margin on the 3-D contract which began in December of 1996 near Poza Rica, Mexico in order to comply with the Company's accounting policies. Such accounting policies do not allow for the recognition of margin on data acquisition contracts which are not at least 20% complete as measured by costs incurred to date.

Miscellaneous Income (Expense). The Company's miscellaneous income increased 234.8% to $442,000 for the three months ended March 31, 1997, from $132,000 for the three months ended March 31, 1996. The increase is primarily the result of larger amounts of interest income being earned from the unutilized proceeds of the company's second public offering.

Interest Expense. The Company's interest expense increased 138.0% to $338,000 for the three months ended March 31, 1997 from $142,000 for the three months
ended March 31, 1996.   The increase is attributable to interest charges on
borrowings of approximately $8.0 million of term debt and $2.0 million of revolving credit under a facility with the Company's principal lender during the three months ended March 31, 1997. This credit facility was entered into in May 1996.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Foreign Currency Losses.   The Company recognized a foreign currency loss of
$60,000 in the three months ended March 31, 1997 compared to a foreign currency gain of $68,000 in the three months ended March 31, 1996. The loss is primarily attributable to the fluctuation of the Peso/Dollar exchange rate.

The inflation rate in Mexico, as measured by the consumer price index, has exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company has adopted the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings. For the three months ended March 31, 1997, the adjustment resulting from the adoption of the dollar as the functional currency in accordance with Statement 52 did not have a significant impact on the financial statements.

Income Tax Expense. The Company provided for income tax expense from operations of $639,000 in the three months ended March 31, 1997 compared to income tax expense of $138,000 in the three months ended March 31, 1996. The increase is primarily attributable to the United States Operations and Canadian Operations being taxed at 38% and 45% effective tax rates, respectively, partially offset by a 36% effective tax rate for losses of the Latin American Operations.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 1996 to March 31, 1997, total assets of the Company increased from $77.3 million to $82.7 million, total liabilities decreased from $29.1 million to $27.3 million and total stockholders' equity increased from $48.2
million to $55.4 million.   These changes are principally due to the
acquisition of the Canadian Operations, the exercise of the underwriters' overallotment option relating to the company's second public offering and the 1997 first quarter earnings of the Company.

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain of their existing debt obligations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with Wells Fargo Bank Texas, N. A., formerly First Interstate Bank of Texas, N. A., $20.2 million has been and will be used to purchase additional seismic data acquisition equipment and for working capital purposes.

At March 31, 1997 the Company had $6.6 million of cash.   The Company utilized
$8.1 million net cash from operating activities in the three months ended March 31, 1997 compared with utilizing $1.9 million in the three months ended March 31, 1996. The increase in net cash utilized from operating activities is primarily due to increased revenues in the current year from the Company's operations in the United States and Canada, which led to growth in the Company's receivables.

Net cash used in investing activities decreased to $4.2 million in the three months ended March 31, 1997 from $10.5 million in the same period in the prior year. The decrease is due to both periods including acquisitions of seismic data acquisition businesses with 1997 reflecting a smaller acquisition than for the three months ended March 31, 1996. This decrease was partially offset by equipment purchases of $1.5 million during the three months ended March 31, 1997 compared to $233,000 during the three months ended March 31, 1996.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net cash provided by financing activities decreased to $1.2 million for the three months ended March 31,1997 from $20.6 million in the three months ended March 31, 1996 due to the completion of the Company's initial public offering in February 1996.

At November 1, 1996, the Company's estimated backlog of commitments for services totaled $54.6 million. The Company expects to complete substantially all of these commitments during 1997 and 1998; however, commitments are subject to cancellation at the option of the Company's customers on short notice and without penalty.

The Company believes that its planned capital expenditures and operating requirements through the end of 1997 will be funded from cash from operations and proceeds from the second public offering and other equipment financing if required. If other financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements and the Company is unable to obtain additional financing, the Company may be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) List of exhibits

                  Financial Data Schedule

          (b) The Company filed a Current Report on Form 8-K (the "Form 8-K") on March 27, 1997, pursuant to Item 2 of Form 8-K, reporting the purchases of J.R.S. Exploration Company Limited and Siegfried & Siegfried Resource Consultants Limited (the "Canadian Operations") for an aggregate purchase price consisting of C$3,650,000 and
              291,666 shares of the Company's Common Stock.   The cash portion
              of the purchase price for the Canadian Operations was funded from the proceeds of the Company's December 1996 public offering. The Company filed Amendment No. 1 to the Form 8-K on April 10, 1997 for the purpose of reporting the financial statements required to be filed pursuant to Item 7 of Form 8-K.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    3-D GEOPHYSICAL, INC.

DATED: May 8, 1997
                                    BY:  /S/  RICHARD DAVIS
                                    Richard Davis
                                    President and Chief Executive Officer




DATED: May 8, 1997
                                    BY:  /S/  RONALD L. KOONS
                                    Ronald L. Koons
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)