Form 10-Q
period 1997-06-30
3-D GEOPHYSICAL INC
filed 1997-08-13
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________

                         Commission file number 0-27564

                             3-D GEOPHYSICAL, INC.

             (Exact name of Registrant as Specified in its Charter)

                           Delaware                                                          13-3841601
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                 8226 Park Meadows Drive
                    Littleton, Colorado                                                          80124
           (Address of Principal Executive Office)                                             (Zip Code)

Registrant's telephone number, including area code: (303) 858-0500

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The total number of shares of the registrant's Common Stock, $.01 par value per share, outstanding on August 11, 1997 was 11,625,000.

                             3-D GEOPHYSICAL, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



PART I.     Financial Information                                                                     Page
      Item 1   Financial Statements.

         Condensed Consolidated Balance Sheets at                                                     3 - 4
         December 31, 1996 and June 30, 1997

         Condensed Consolidated Statements of Operations for the                                          5
         Six Months Ended  June 30, 1996 and June 30, 1997

         Condensed Consolidated Statements of Cash Flows for the                                          6
         Six Months Ended June 30, 1996 and June 30, 1997

         Notes to Condensed Consolidated Financial Statements                                        7 - 11

      Item 2   Management's Discussion and Analysis of Financial Condition and Results              12 - 17
      of Operations.

PART II.   Other Information

      Item 1   Legal Proceedings.                                                                        18

      Item 2   Changes in Securities.                                                                    18

      Item 3   Defaults Upon Senior Securities.                                                          18

      Item 4   Submission of Matters to a Vote of Security Holders.                                 18 - 19

      Item 5   Other Information.                                                                        19

      Item 6   Exhibits and Reports on Form 8-K.                                                         19

Financial Data Schedule                                                                                  19
Signatures                                                                                               20

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             December 31,            June 30,
                                                                                1996                   1997
                                                                               -------               -------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $17,624               $ 5,274
     Restricted cash                                                               820                   800
     Accounts receivable billed, net of the allowance for
         doubtful accounts of $83 and $56 as of December 31,
         1996 and June 30, 1997                                                 11,268                11,367
     Accounts receivable, unbilled                                               2,933                 9,242
     Other receivables                                                             282                   713
     Deferred income taxes                                                         108                    68
     Prepaid expenses and other                                                    999                 1,911
                                                                               -------               -------
                  Total current assets                                          34,034                29,375

Property and equipment, net of accumulated depreciation of
         $5,525 and $10,625 as of December 31, 1996 and
         June 30, 1997                                                          35,529                40,013
Goodwill, net of accumulated amortization of $362 and $686 as of
         December 31, 1996 and June 30, 1997                                     6,115                 8,439
Other assets                                                                     1,588                 1,047
                                                                               -------               -------
Total assets                                                                   $77,266               $78,874
                                                                               =======               =======



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                              December 31,             June 30,
                                                                                 1996                    1997
                                                                               --------                --------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Current maturities of long-term debt and capital leases                   $  7,559                $  8,598
     Accounts payable                                                            12,912                   9,257
     Accrued liabilities                                                          1,560                   1,280
     Deferred revenue                                                             1,536                     247
                                                                               --------                --------
                  Total  current liabilities                                     23,567                  19,382

Long-term debt and capital leases, net of current maturities                      4,597                   5,790
Deferred income taxes                                                               937                   1,633

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000 shares authorized,
         11,100,000 and 11,625,000 shares issued and                                111                     116
         outstanding, respectively
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized, none issued and outstanding                                     --                      --
     Additional paid in capital                                                  51,426                  56,947
     Retained earnings                                                              739                    (883)
     Cumulative foreign currency translation adjustment                          (4,111)                 (4,111)
                                                                               --------                --------
Total stockholders' equity                                                       48,165                  52,069
                                                                               --------                --------

                  Total liabilities and stockholders' equity                   $ 77,266                $ 78,874
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

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   For the Three                For the Six
                                                    Months Ended                Months Ended
                                                      June 30,                    June 30,
                                                 1996          1997          1996          1997
                                               --------      --------      --------      --------
Net revenues                                   $ 12,487      $ 18,375      $ 19,539      $ 43,074

Expenses
     Cost of data acquisition                     9,434        16,893        14,452        36,177
     Depreciation and amortization                1,016         2,808         1,649         4,640
     General and administrative expenses          1,726         2,519         2,585         4,569
                                               --------      --------      --------      --------
                                                 12,176        22,220        18,686        45,386

Operating (loss) income                             311        (3,845)          853        (2,312)

Other income (expense)
     Miscellaneous                                  232           271           364           713
     Interest expense                              (154)         (359)         (296)         (698)
     Foreign currency transaction/
             Translation (losses) gains              13           (82)           81          (141)
                                               --------      --------      --------      --------
                                                     91          (170)          149          (126)

 (Loss) income before provision for income
     taxes  and extraordinary item                  402        (4,015)        1,002        (2,438)
(Benefit) provision for income taxes                139        (1,456)          277          (817)
                                               --------      --------      --------      --------
(Loss) income before extraordinary item             263        (2,559)          725        (1,621)

Extraordinary item, net of tax expense of
$36                                                  --            --            57            --
                                               --------      --------      --------      --------
Net (loss) income                              $    263      $ (2,559)     $    782      $ (1,621)
                                               ========      ========      ========      ========

(Loss) income per share before                 $    .03      $  (.21)      $    .12      $   (.14)
     extraordinary item
Extraordinary item per share, net of
     tax expense                                     --            --           .01            --
                                               --------      --------      --------      --------
Net income (loss) earnings per share           $    .03      $   (.21)     $    .13      $   (.14)
                                               ========      ========      ========      ========

Weighted average common shares outstanding        7,600        11,985         6,301        11,985



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                     1996          1997
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used by operating activities                              $ (3,527)     $ (8,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (9,867)       (5,851)
Consideration paid to acquire seismic data acquisition
        companies                                                   (10,328)       (2,664)
Proceeds from sale of property and equipment                             41            20
                                                                   --------      --------
Net cash used by investing activities                               (20,154)       (8,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in connection with public offerings of common
        stock                                                        (3,280)           --
Proceeds from public offerings, net of underwriting
        discounts                                                    32,085         3,701
Retirement of indebtedness of acquired companies                     (4,599)       (1,139)
Principal payments on notes payable and capital leases               (7,016)      (10,569)
Proceeds  of  borrowings under notes payable and capital
  leases                                                             12,257        12,787
Dividend paid to owners of predecessor company                       (3,510)           --
                                                                   --------      --------
Net cash provided by financing activities                            25,937         4,780

Net increase (decrease) in cash                                       2,256       (12,333)
Cash at beginning of period                                             609        17,624
Effect of change in exchange rate on cash                                 8           (17)
                                                                   ========      ========
Cash at end of period                                              $  2,873      $  5,274
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

The acquisitions of Northern, Paragon and Kemp were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 ("APB 16") and SEC Staff Accounting Bulletin No. 48. Northern and Kemp are valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired is being amortized on a straight-line basis over 15 years. The acquisition of Paragon's Common Stock in exchange for shares of the Company's common stock was accounted for at Paragon's historical costs. The accompanying condensed consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the effective date of the acquisitions. In December 1996, Paragon and Kemp were merged into Northern.

ACQUISITION OF J.R.S. EXPLORATION

On January 27, 1997 the Company consummated the purchase of J.R.S. Exploration Company, Limited ("J.R.S. Exploration"), a Canadian seismic data acquisition company, by acquiring all of the issued and outstanding stock of several intermediate holding companies which existed solely as holding companies for the stock of J.R.S. Exploration. On that same date, in a separate transaction, the Company purchased all of the issued and outstanding stock of Siegfried & Siegfried Resource Consultants, Limited ("Siegfried & Siegfried"), a Canadian company owned by a key employee of J.R.S. Exploration, that leased certain seismic data acquisition equipment to J.R.S. Exploration. These acquisitions were effected through a newly-formed subsidiary of the Company, 3-D Geophysical of Canada, Inc. ("3-D Canada") whereby shares of 3-D Canada, which are convertible into shares of the Company on a one-for-one basis, and cash were exchanged for the stock of the acquired companies. These acquisitions are being treated for accounting purposes as purchase business combinations under the provisions of APB 16, with the excess of consideration paid to acquire these companies over the fair market value of the assets acquired being accounted for as goodwill, which is being amortized over a 15-year life on a straight-line basis.

The condensed consolidated financial statements of the Company include the operations of J.R.S. Exploration and Siegfried & Siegfried (the "Canadian Operations") from January 1, 1997, which is the date that management of the Company and the former shareholders of the acquired companies deem to be the date upon which the Company assumed effective control of the operations of the acquired companies. For accounting purposes, the shares of 3-D Canada are deemed to be outstanding shares of the Company. Due to the acquisition of the Canadian Operations and the acquisitions of Northern, Paragon and Kemp after the end of the first month in the six months ended June 30, 1996, and due to the fact that the United States Operations contain two full quarters of performance during 1997, the Company's condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1997 are not comparable to the financial statements of the Company as of and for the three and six month periods ended June 30, 1996.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ACQUISITION OF J.R.S. EXPLORATION (continued)

The consideration paid to the former owners of the Canadian Operations and the allocation of such consideration to the acquired assets is as follows:


                                                                       (in thousands)
                                                                      ---------------
Cash paid for the stock and assets of the acquired companies          $         2,665
Stock issued to the former owners of the Canadian Operations at a
       price of $9.00 per share                                                 2,625
Liabilities assumed:
Bank overdraft                                                                    637
Accounts payable                                                                2,019
Accrued and other current liabilities                                             420
Debt assumed:
      Current                                                                   1,139
                                                                      ---------------

Amounts allocated to acquired assets                                  $         9,505
                                                                      ===============

Allocation of the purchase price to the acquired assets:

Cash                                                                  $           137
Accounts receivable:
     Trade                                                                      3,516
Prepaid expenses and other current assets                                          28
Property and equipment                                                          3,082
Goodwill                                                                        2,742
                                                                      ---------------
                                                                      $         9,505
                                                                      ===============


The 1996 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles.

In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1996 and 1997, and its cash flows for the six month periods ended June 30, 1996 and 1997. All significant intercompany accounts have been eliminated. Although the Company believes that this disclosure is adequate to make the information presented not misleading, certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed pursuant to the Securities Exchange Act of 1934, as amended. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA INFORMATION

The accompanying summary pro forma information for the Company for the three and six month periods ended June 30, 1996 and 1997 represents the operations of the Company as if the acquisitions of the Operating Subsidiaries and the Canadian Operations, and the Company's public offerings had occurred on January 1, 1996.



                                                        For the Three Months       For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                       (in thousands, except      (in thousands, except
                                                          per share data)             per share data)
                                                        1996         1997            1996           1997
                                                      --------     --------      ----------     ----------
Net revenues                                          $ 13,763     $ 18,375      $   28,125     $   43,074
                                                      ========     ========      ==========     ==========
Extraordinary item, net of tax expense                $     --     $     --      $       57     $       --
                                                      ========     ========      ==========     ==========
Net income (loss)                                     $     86     $ (2,559)     $      907     $   (1,621)
                                                      ========     ========      ==========     ==========

Income (loss) per share before extraordinary item          .01         (.21)            .07           (.14)
Extraordinary item per share, net of tax expense            --           --             .01             --
                                                      --------     --------      ----------     ----------
Earnings (loss) per share                                  .01         (.21)            .08           (.14)
                                                      ========     ========      ==========     ==========


The pro forma results described above assume a weighted average number of common shares outstanding of 11,985,000.

The summary pro forma information is not necessarily indicative of the actual results that would have been achieved if the acquisitions of the Operating Subsidiaries and the Canadian Operations and the Company's public offerings had occurred on the date indicated or which may be realized in the future.

REVENUE RECOGNITION AND REVENUE ADJUSTMENTS

The Company generates revenue through providing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net revenues may include contractual revenue adjustments from the Company's operations in Mexico, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Contractual revenue adjustments for the three and six month periods ended June 30, 1996 and 1997 are not considered by the Company to be significant to the quarterly financial statements.

2.      SECOND PUBLIC OFFERING OF COMMON STOCK

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. Total proceeds to the Company, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    SECOND PUBLIC OFFERING OF COMMON STOCK (continued)

certain debt obligations of the Canadian Operations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with Wells Fargo Bank (Texas), N.A., $20.2 million has been and will be used to purchase additional seismic data acquisition equipment and for working capital purposes.

3.    CONCENTRATIONS OF CREDIT RISK

During the six months ended June 30, 1997, one customer accounted for 21.4% of net revenues and during the six months ended June 30, 1996, two customers accounted for 25.5% and 18.0% of net revenues, respectively.

As of December 31, 1996, two customers accounted for 33.3% and 12.6% of accounts receivable, respectively, and as of June 30, 1997, two customers accounted for 23.4% and 16.3% of accounts receivable, respectively.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards: "Earnings Per Share" ("SFAS No. 128"); "Reporting Comprehensive Income" ("SFAS No. 130"); and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 128 revises the computation and disclosure of earnings per share, principally the replacement of primary earnings per share with basic earnings per share which does not consider common stock equivalents. SFAS No. 128 also modifies certain dilutive computations and replaces fully diluted earnings per share with diluted earnings per share. Disclosure requirements include dual presentation of basic and diluted earnings per share, along with a reconciliation of the elements used in computing basic and diluted earnings per share. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income. SFAS No. 131 establishes standards for reporting information about operating segments, along with related disclosures about products, services, geographic areas and major customers, based on the Company's disaggregation of an entity for internal operating decisions. At this time, the Company does not expect the adoption of SFAS No. 128 (effective for periods ending after December 15, 1997), SFAS No. 130 and SFAS No. 131 (effective for periods beginning after December 15, 1997) to have material impacts on the Company's reported results.

5.  EARNINGS PER SHARE

The number of shares used in the EPS calculation is determined as follows:


                                                                  For the Six
                                                                  Months Ended
                                                                 June 30, 1997
                                                                 ------------
Shares outstanding at December 31, 1996                           11,100,000
Shares sold in overallotment option relating to second public
      offering                                                       525,000
Shares deemed issued to former owners of J.R.S. Exploration          291,666
Common stock equivalents, principally common stock options            68,653
                                                                  ----------
Weighted average common shares outstanding                        11,985,319
                                                                  ==========

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    INCOME  TAXES

The effective income tax rates for the six months ended June 30, 1996 and 1997 are 28% and 34%, respectively. The effective income tax rate for the six months ended June 30, 1996 was lower than the United States statutory rate primarily due to the reversal of previously established net operating loss carryforwards associated with Paragon and inflation adjustments in Mexico. The increase in the effective tax rate for the six months ended June 30, 1997 is due to the absence of net operating loss carryforwards. The effective income tax rate for the six months ended June 30, 1997 was lower than the United States statutory rate due to the Company's taxable income in Canada, where the tax rate is 45%, as offset by losses in Mexico and in Latin America, where the tax rates are lower than the United States statutory rate.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For accounting purposes, GEO (together with PIASA) is considered the predecessor company and the financial performance of Northern, Kemp and Paragon are included as of February 9, 1996. In December 1996, Paragon and Kemp were merged into Northern. The financial performance of J.R.S. Exploration and Siegfried & Siegfried are included as of January 1, 1997. The Company's statements of operations and cash flows for the three and six months ended June 30, 1997 are not comparable to the statements of operations and cash flows for the three and six months ended June 30, 1996, and the Company's balance sheet as of June 30, 1997 is not comparable to its balance sheet as of December 31, 1996.

The following discussion has been divided into two sections. The first section relates to the operating performance of the Company. The second section discusses the Company's liquidity and capital resources as of June 30, 1997. For the purposes of this discussion, the operations of GEO, PIASA and 3-D Geophysical of Latin America, Inc. are considered the "Latin American Operations", the operations of J.R.S. Exploration and Siegfried & Siegfried are considered the "Canadian Operations" and the operations of Northern Geophysical and 3-D Geophysical are considered the "United States Operations".

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

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

Net revenues. Net revenues for the Company increased 47.2% to $18.4 million in the three months ended June 30, 1997 from $12.5 million in the three months ended June 30, 1996. The increase is primarily attributable to the inclusion of $921,000 of net revenues of the Canadian Operations and a 56.3% increase to $15.0 million in the three months ended June 30, 1997, from $9.6 million in the three months ended June 30, 1996, for the United States Operations. These increases were partially offset by a 14.7% decrease to $2.5 million for the three months ended June 30, 1997 from $2.9 million for the three months ended June 30, 1996 for the Latin American Operations. The increase in net revenues for the United States Operations is primarily attributable to an increase of $4.0 million from a contract with a major customer in the North Slope region of Alaska and increased revenues of $1.9 million generated from the addition of a crew in California. The decrease in revenues for the Latin American Operations relates to delays in the data recording phase on the 3-D contract which began in December of 1996 near Poza Rica, Mexico and is expected to be completed this year.

Cost of Data Acquisition. Cost of data acquisition for the Company increased 79.1% to $16.9 million in the three months ended June 30, 1997 from $9.4 million in the three months ended June 30, 1996. The increase is primarily attributable to the inclusion of $1.3 million of cost of data acquisition of the Canadian Operations and a 77.9% increase to $12.5 million in the three months ended June 30, 1997, from $7.0 million in the three months ended June 30, 1996, for the United States Operations. Cost of data acquisition for the Latin American Operations increased 28.9% to $3.1 million for the three months ended June 30, 1997 from $2.4 million for the three months ended June 30, 1996. Gross margin (hereafter defined as revenues less cost of data acquisition) for the Canadian Operations was negative 39.3% for the three months ended June 30, 1997 due to the lease of data acquisition equipment which remained idle for much of such period as a result of client permitting problems, the normal seasonal downtime and low productivity related to poor weather conditions. Gross margin for the United States Operations decreased to 16.5% from 26.7% primarily due to the North Slope project and decreased productivity in the Rocky Mountain Region, offset by improved productivity in the Company's operations in Texas and California. The North Slope project performance was lower than anticipated due to the use of leased, rather than owned, equipment, a shorter data recording season than anticipated and high

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

demobilization costs. Productivity declined in the Rocky Mountain Regions due to poor weather conditions. The Company incurred high mobilization costs to relocate the crews to sites that were not experiencing similar weather problems. Gross margins for the Latin American Operations decreased to negative 25.6% from positive 16.8% primarily due to continued costs in Peru and the decline in margins in Mexico. The Company continued to maintain operations in Peru in anticipation of starting recently awarded contracts which negatively impacted gross margins. Gross margins in Mexico declined due to lower productivity than expected on a project which began in December of 1996 near Poza Rica, Mexico that encountered permitting problems and delays resulting from the discovery of archeological ruins during the course of the Company's work.

Depreciation and Amortization. Depreciation and amortization for the Company increased 176.4% to $2.8 million in the three months ended June 30, 1997 from $1.0 million in the three months ended June 30, 1996. The increase is partially attributable to the inclusion of $192,000 of depreciation and amortization of the Canadian Operations and a 153.9% increase to $2.1 million in the three months ended June 30, 1997, from $827,000 in the three months ended June 30, 1996, for the United States Operations. Depreciation and amortization for the Latin American Operations increased 161.4% to $494,000 for the three months ended June 30, 1997 from $189,000 for the three months ended June 30, 1996. The increase in depreciation and amortization for the United States Operations and the Latin American Operations is primarily attributable to purchases of approximately $18.3 million of new seismic data acquisition and related equipment during the past twelve months.

General and Administrative Expenses. General and administrative expenses for the Company increased 45.9% to $2.5 million in the three months ended June 30, 1997 from $1.7 million in the three months ended June 30, 1996. The increase is partially attributable to the inclusion of $318,000 of general and administrative expenses of the Canadian Operations. In addition, general and administrative expenses for the United States Operations increased 14.3% to $1.6 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. General and administrative expenses of the Latin American Operations increased 87.7% to $595,000 for the three months ended June 30, 1997 from $317,000 for the three months ended June 30, 1996. General and administrative expenses increased in the United States due to higher accounting and legal fees and costs related to the annual report and annual meeting. The increase in general and administrative expenses for the Latin American Operations is due to the opening of the Company's branch office in Peru and the addition of support staff in Mexico City needed to complete awarded contracts.

Operating Loss. The Company recognized an operating loss of $3.8 million in the three months ended June 30, 1997 compared to operating income of $311,000 for the three months ended June 30, 1996. The loss is attributable to the decline in gross margins which occurred in all operating areas as discussed above in the cost of data acquisition section and to increased depreciation and general and administrative expenses as discussed in the corresponding sections above.

Miscellaneous Income (Expense). The Company's miscellaneous income increased 16.8% to $271,000 for the three months ended June 30, 1997, from $232,000 for the three months ended June 30, 1996. The increase is primarily attributable to the inclusion of $222,000 of miscellaneous income from the Canadian Operations for the three months ended June 30, 1997. This income was primarily generated from rental of idle equipment.

Interest Expense. The Company's interest expense increased 133.1% to $359,000 for the three months ended June 30, 1997 from $154,000 for the three months ended June 30, 1996. The increase is attributable to interest charges on average borrowings of $13.9 million for the three months ended June 30, 1997 compared to interest charges on average borrowings of $7.1 million for the three months ended June 30, 1996.

Foreign Currency Losses. The Company recognized a foreign currency loss of $82,000 in the three months ended June 30, 1997 compared to a foreign currency gain of $13,000 in the three months ended June 30, 1996. The loss is primarily attributable to the fluctuation of the Peso/Dollar exchange rate.

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

The inflation rate in Mexico, as measured by the consumer price index, has exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company has adopted the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings. For the three months ended June 30, 1997, the adjustment resulting from the adoption of the dollar as the functional currency in accordance with Statement 52 did not have a significant impact on the financial statements.

Income Tax Benefit. The Company realized an income tax benefit from operations of $1.5 million in the three months ended June 30, 1997 compared to income tax expense of $139,000 in the three months ended June 30, 1996. The benefit is primarily attributable to the losses incurred by the United States, Latin America, and Canadian Operations at effective tax rates of 38%, 30%, and 45% respectively.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

Net revenues. Net revenues for the Company increased 120.5% to $43.1 million in the six months ended June 30, 1997 from $19.5 million in the six months ended June 30, 1996. The increase is primarily attributable to the inclusion of $6.0 million of net revenues of the Canadian Operations and a 121.5% increase to $32.2 million in the six months ended June 30, 1997, from $14.6 million in the six months ended June 30, 1996, for the United States Operations. These increases were partially offset by a 2.1% decrease to $4.9 million for the six months ended June 30, 1997 from $5.0 million for the six months ended June 30, 1996 for the Latin American Operations. The increase in net revenues for the United States Operations is primarily attributable to a large contract with a major customer in the North Slope region of Alaska as well as the inclusion of two full quarters of performance. The decrease in revenues for the Latin American Operations primarily relates to a reduction from two crews in 1996 to one crew in 1997.

Cost of Data Acquisition. Cost of data acquisition for the Company increased 150.3% to $36.2 million in the six months ended June 30, 1997 from $14.5 million in the six months ended June 30, 1996. The increase is primarily attributable to the inclusion of $4.6 million of cost of data acquisition of the Canadian Operations and a 151.9% increase to $26.7 million in the six months ended June 30, 1997, from $10.6 million in the six months ended June 30, 1996, for the United States Operations. The increase in cost of data acquisition for the United States Operations is primarily attributable to a large contract with a major customer in the North Slope region of Alaska as well as the inclusion of two full quarters of performance. Cost of data acquisition for the Latin American Operations increased 25.9% to $4.9 million for the six months ended June 30, 1997 from $3.9 million for the six months ended June 30, 1996. The Canadian Operations contributed gross margins of 23.5% for the six months ended June 30, 1997. Gross margins for the United States Operations decreased to 17.2% from 25.1% primarily due to the North Slope project and decreased productivity in the Rocky Mountain Region, offset by improved productivity in the Company's operations in Texas and California. The North Slope project had low margins due to the use of leased, rather than owned, equipment. This situation resulted in large rental costs being realized in the completion of that project but did not result in a negative impact on the Company's return on assets. Gross margins for the Latin American Operations decreased to negative 0.9% from positive 21.5% primarily due to negative margins in Peru and the decline in margins in Mexico. The Company continued to maintain operations in Peru in anticipation of starting recently awarded contracts which negatively impacted gross margins. Mexican margins were negatively impacted by additional costs incurred in transitioning from 2-D data acquisition methods to 3-D data acquisition methods and lower productivity than expected on a project which began in December of 1996 near Poza Rica, Mexico.

Depreciation and Amortization. Depreciation and amortization for the Company increased 181.4% to $4.6 million in the six months ended June 30, 1997 from $1.6 million in the six months ended June 30, 1996. The increase is partially

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

attributable to the inclusion of $372,000 of depreciation and amortization of the Canadian Operations and a 161.5% increase to $3.4 million in the six months ended June 30, 1997, from $1.3 million in the six months ended June 30, 1996, for the United States Operations. Depreciation and amortization for the Latin American Operations increased 182.8% to $910,000 for the six months ended June 30, 1997 from $322,000 for the six months ended June 30, 1996. The increase in depreciation and amortization for the United States Operations and the Latin American Operations is primarily attributable to purchases of approximately $18.3 million of new seismic data acquisition and related equipment during the past twelve months.

General and Administrative Expenses. General and administrative expenses for the Company increased 76.8% to $4.6 million in the six months ended June 30, 1997 from $2.6 million in the six months ended June 30, 1996. The increase is partially attributable to the inclusion of $661,000 of general and administrative expenses of the Canadian Operations. In addition, general and administrative expenses for the United States Operations increased 44.0% to $2.8 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. General and administrative expenses of the Latin American Operations increased 84.9% to $1.1 million for the six months ended June 30, 1997 from $595,000 for the six months ended June 30, 1996. General and administrative expenses increased in the United States due to higher accounting and legal fees and costs related to the annual report and annual meeting. The increase in general and administrative expenses for the Latin American Operations is due to the opening of the Company's branch office in Peru and the addition of support staff in Mexico City needed to complete awarded contracts.

Operating Loss. The Company recognized an operating loss of $2.3 million in the six months ended June 30, 1997 compared to operating income of $853,000 for the six months ended June 30, 1996. The loss is attributable to the decline in gross margins which occurred in all operating areas as discussed above in the cost of data acquisition section and to increased depreciation and general and administrative expenses as discussed in the corresponding sections above.

Miscellaneous Income (Expense). The Company's miscellaneous income increased 95.9% to $713,000 for the six months ended June 30, 1997 from $364,000 for the six months ended June 30, 1996. The increase is primarily attributable to the inclusion of $364,000 of miscellaneous income from the Canadian Operations for the six months ended June 30, 1997. This income was primarily generated from rental of idle equipment. Miscellaneous income for the Latin American Operations increased to $206,000 for the six months ended June 30, 1997 from $107,000 for the six months ended June 30, 1996. The increase in Latin America is primarily the result of interest income earned on a $3 million advance payment received by Mexico in December 1996.

Interest Expense. The Company's interest expense increased 135.8% to $698,000 for the six months ended June 30, 1997 from $296,000 for the six months ended June 30, 1996. The increase is attributable to interest charges on weighted-average borrowings of $13.3 million for the six months ended June 30, 1997 compared to interest charges on weighted-average borrowings of $5.3 million for the six months ended June 30, 1996.

Foreign Currency Losses. The Company recognized a foreign currency loss of $141,000 in the six months ended June 30, 1997 compared to a foreign currency gain of $81,000 in the six months ended June 30, 1996. The loss is primarily attributable to the fluctuation of the Peso/Dollar exchange rate.

The inflation rate in Mexico, as measured by the consumer price index, has exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company has adopted the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings. For the six months ended June 30, 1997, the adjustment resulting from the adoption of the dollar as the functional currency in accordance with

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Statement 52 did not have a significant impact on the financial statements.

Income Tax Benefit. The Company provided for income tax benefit from operations of $817,000 in the six months ended June 30, 1997 compared to income tax expense of $277,000 in the six months ended June 30, 1996. The benefit is primarily attributable to the losses incurred by the United States and Latin American Operations at effective tax rates of 38% and 32%, respectively, partially offset by the Canadian Operations being taxed at a 45% effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 1996 to June 30, 1997, total assets of the Company increased from $77.3 million to $78.9 million, total liabilities decreased from $29.1 million to $26.8 million and total stockholders' equity increased from $48.2 million to $52.1 million. These changes are primarily due to the acquisition of the Canadian Operations, the exercise of the underwriters' overallotment option relating to the Company's second public offering and the 1997 first six months loss of the Company.

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain existing debt obligations of the Canadian Operations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with Wells Fargo Bank Texas, N. A., formerly First Interstate Bank of Texas, N. A., and $20.2 million has been and will be used to purchase additional seismic data acquisition equipment and for working capital purposes.

At June 30, 1997 the Company had $5.3 million of cash. The Company utilized $8.6 million net cash from operating activities in the six months ended June 30, 1997 compared with utilizing $3.5 million in the six months ended June 30, 1996. The increase in net cash utilized from operating activities is primarily due to increased revenues in the current year from the Company's operations in the United States and Canada, which led to growth in the Company's receivables coupled with the loss incurred for the six months ended June 30, 1997.

Net cash used in investing activities decreased to $8.5 million in the six months ended June 30, 1997 from $20.2 million in the same period in the prior year. The decrease reflects a lower amount related to acquisitions in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Additionally, equipment purchases decreased to $5.9 million during the six months ended June 30, 1997 compared to $9.9 million during the six months ended June 30, 1996.

Net cash provided by financing activities decreased to $4.8 million for the six months ended June 30, 1997 from $25.9 million in the six months ended June 30, 1996 due to the completion of the Company's initial public offering in February 1996.

At August 1, 1997, the Company's estimated backlog of commitments for services totaled $65 million. The Company expects to complete substantially all of these commitments during 1997 and 1998; however, commitments are subject to cancellation at the option of the Company's customers on short notice and without penalty.

The Company believes that its planned capital expenditures and operating requirements through the end of 1997 will be funded from cash from operations, proceeds from the second public offering and other equipment financing if required. The Company is currently in negotiations with a lender for a new credit agreement which would provide a significantly larger term loan to fund required capital expenditures and a larger revolving credit line for working capital requirements. Although there can be no assurance that such negotiations will be successfully completed, the Company

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

anticipates signing a new credit agreement in September or October. The Company believes that, if signed, the new credit facility will provide sufficient funds for the Company's planned capital expenditures and operating requirements during the next year. If these negotiations are unsuccessful or if other financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements and the Company is unable to obtain additional financing, the Company may be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

              None

Item 2.   Changes in Securities.

              None

Item 3.   Defaults Upon Senior Securities.

              None

Item 4.   Submission of Matters to a Vote of Security Holders.

              The Company held its Annual Meeting of Stockholders on May 16, 1997. The matters submitted to a vote of the Company's stockholders were (i) the election of three directors as Class I Directors of the Company's Board of Directors, (ii) the approval of the 3-D Geophysical 1997 Long-Term Incentive Compensation Plan and the grant to each non-employee director of a nonqualified ten-year option to purchase 6,667 shares of Common Stock, (iii) the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending December 31, 1997, and (iv) the approval of an amendment to the 3-D Geophysical 1997 Long-Term Incentive Plan to provide that the total number of shares of Common Stock with respect to which stock options and stock appreciation rights may be granted thereunder to any one employee of the Company or a subsidiary during any one-year period shall not exceed 150,000.

         The Company's stockholders elected Messrs. Robert P. Andrews, Douglas
W. Brandrup and Wayne P. Widynowski as Class I Directors of the Company's Board of Directors, to hold office until the Company's Annual Meeting of Stockholders to be held in the year 2000 and until their respective successors are duly elected and qualified. The nominees for Class I Directors were elected by the following votes:



Robert P. Andrews
-----------------
Voted for                        8,640,779
Voted against                            0
Authority withheld                  41,325
Abstained                                0
Broker non-votes                         0

Douglas W. Brandrup
-----------------
Voted for                        8,640,779
Voted against                            0
Authority withheld                  41,325
Abstained                                0
Broker non-votes                         0

Wayne P. Widynowski
-----------------
Voted for                        8,640,779
Voted against                            0
Authority withheld                  41,325
Abstained                                0
Broker non-votes                         0

The terms of office of each of Messrs. Ralph M. Bahna, Richard D. Davis, Arthur D. Emil, Luis H. Ferran Arroyo, Joel Friedman, P. Dennis O'Brien and Emir L. Tavella, constituting the remainder of the Company's Board of Directors, continued after the Annual Meeting.

         The Company's stockholders approved the adoption of the 3-D Geophysical 1997 Long-Term Incentive Compensation Plan and the grant to each non-employee director of a nonqualified ten-year option to purchase 6,667 shares of common stock by a vote of 7,633,246 shares in favor and 1,005,016 against, with 43,842 abstaining and 0 not voting.

         The Company's stockholders ratified the appointment of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ending December 31, 1997 by a vote of 8,637,604 shares in favor and 21,150 against, with 23,350 abstaining and 0 not voting.

         The Company's stockholders also approved an amendment to the 3-D Geophysical 1997 Long-Term Incentive Compensation Plan to provide that the total number of shares of Common Stock with respect to which stock options and stock appreciation rights may be granted thereunder to any one employee of the Company or a subsidiary during any one-year period shall not exceed 150,000 by a vote of 7,633,246 shares in favor and 0 against, with 0 abstaining and 0 not voting.

Item 5.   Other Information.

              None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  List of exhibits

                  10.1 3-D Geophysical 1997 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, dated April 25, 1997)

                  27       Financial Data Schedule

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



                                       3-D GEOPHYSICAL, INC.

DATED:   August 13, 1997               /s/ JOEL FRIEDMAN
                                       ------------------------------------
                                       Joel Friedman
                                       Chief Executive Officer and Chairman
                                       of the Board




DATED:    August 13, 1997              /s/ RONALD L. KOONS
                                       ------------------------------------
                                       Ronald L. Koons
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.1        3-D Geophysical 1997 Long-Term Incentive Compensation Plan
              (incorporated by reference to Exhibit A of the Company's
              Definitive Proxy Statement on Schedule 14A, dated April 25, 1997)

  27          Financial Data Schedule