Form 10-Q
period 1997-09-30
3-D GEOPHYSICAL INC
filed 1997-11-13
CIK 1003382

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended September 30, 1997

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from            to
                                               ----------    ----------
                         Commission file number 0-27564

                              3-D GEOPHYSICAL, INC.

             (Exact name of Registrant as Specified in its Charter)

           Delaware                                     13-3841601
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                     8226 Park Meadows Drive
                       Littleton, Colorado                   80124
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

                       Yes    X        No
                            -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The total number of shares of the registrant's Common Stock, $.01 par value per share, outstanding on November 11, 1997 was 11,777,083.

                              3-D GEOPHYSICAL, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




PART I.     Financial Information                                                                      Page
      Item 1   Financial Statements.

         Condensed Consolidated Balance Sheets at                                                     3 - 4
         December 31, 1996 and September 30, 1997

         Condensed Consolidated Statements of Operations for the                                          5
         Three Months Ended September 30, 1996 and September 30, 1997
         Nine Months Ended September 30, 1996 and September 30, 1997

         Condensed Consolidated Statements of Cash Flows for the                                          6
         Nine Months Ended September 30, 1996 and September 30, 1997

         Notes to Condensed Consolidated Financial Statements                                        7 - 11

      Item 2   Management's Discussion and Analysis of Financial Condition and Results              12 - 17
      of Operations.

PART II.   Other Information

      Item 1   Legal Proceedings.                                                                        18

      Item 2   Changes in Securities.                                                                    18

      Item 3   Defaults Upon Senior Securities.                                                          18

      Item 4   Submission of Matters to a Vote of Security Holders.                                      18

      Item 5   Other Information.                                                                        18

      Item 6   Exhibits and Reports on Form 8-K.                                                         18

Signatures

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                         December 31,       September 30,
                                                                             1996                1997
                                                                         ------------        -----------
ASSETS
Current assets:
     Cash and cash equivalents                                           $     17,624        $     1,504
     Restricted cash                                                              820                800
     Accounts receivable billed, net of the allowance for
         doubtful accounts of $83 and $111 as of December 31,
         1996 and September 30, 1997                                           11,268             13,184
     Accounts receivable, unbilled                                              2,933             14,683
     Other receivables                                                            282                532
     Deferred income taxes                                                        108                186
     Prepaid expenses and other                                                   999              1,727
                                                                         ------------        -----------
                  Total current assets                                         34,034             32,616

Property and equipment, net of accumulated depreciation of
         $5,525 and $11,842 as of December 31, 1996 and
         September 30, 1997                                                    35,529             42,188
Goodwill, net of accumulated amortization of $362 and $838 as of
         December 31, 1996 and September 30, 1997                               6,115              8,288
Other assets                                                                    1,588                945
                                                                         ------------      -------------

Total assets                                                             $     77,266      $      84,037
                                                                         ============      =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)





                                                                         December 31,           September 30,
                                                                             1996                   1997
                                                                         ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Current maturities of long-term debt and capital leases             $      7,559           $      9,090
     Accounts payable                                                          12,912                 12,254
     Accrued liabilities                                                        1,560                  1,731
     Deferred revenue                                                           1,536                    492
                                                                         ------------           ------------
                  Total current liabilities                                    23,567                 23,567

Long-term debt and capital leases, net of current maturities                    4,597                  5,055
Deferred income taxes                                                             937                  2,098

Stockholders' equity:
     Common stock, $.01 par value, 25,000,000 shares authorized,
         11,100,000 and 11,777,083 shares issued and                              111                    118
         outstanding, respectively
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized, none issued and outstanding                                    -                      -
     Additional paid in capital                                                51,426                 56,679
     Retained earnings                                                            739                    631
     Cumulative foreign currency translation adjustment                        (4,111)                (4,111)
                                                                         ------------           ------------
Total stockholders' equity                                                     48,165                 53,317
                                                                         ------------           ------------

                  Total liabilities and stockholders' equity             $     77,266           $     84,037
                                                                         ============           ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)




                                                               For the Three                      For the Nine
                                                               Months Ended                       Months Ended
                                                               September 30,                      September 30,
                                                          1996              1997             1996             1997
                                                       -----------       -----------     -------------    -------------

      Net revenues                                     $    16,612       $    26,542     $      36,151    $      69,569

      Expenses
           Cost of data acquisition                         12,111            19,447            26,563           55,623
           Depreciation and amortization                     1,139             2,642             2,788            7,282
           General and administrative expenses               1,322             2,255             3,907            6,825
                                                       -----------      ------------     -------------    -------------
                                                            14,572            24,344            33,258           69,730

      Operating income (loss)                                2,040             2,198             2,893             (161)

      Other income (expense)
           Rental and other miscellaneous                       73               201               437              962
           Interest expense                                   (372)             (363)             (668)          (1,061)
           Foreign currency transaction/
                   Translation gains (losses)                  (74)              362                 7              221
                                                       -----------      ------------     -------------    -------------
                                                              (373)              200              (224)             122

       Income (loss) before provision for income                                                                    (39)
           taxes and extraordinary item                      1,667             2,398             2,669

      Provision for income taxes                               368               884               645               67
                                                       -----------      ------------     -------------    -------------
      Income (loss) before extraordinary item                1,299             1,514             2,024             (106)

      Extraordinary item, net of tax expense of
             $36                                                --                --                57               --
                                                       -----------      ------------     -------------    -------------
      Net income (loss)                                $     1,299      $      1,514     $       2,081    $        (106)
                                                       ===========      ============     =============    =============

      Income (loss) per share before
           extraordinary item                          $       .17      $        .13     $         .29    $        (.01)
      Extraordinary item per share, net of
           tax expense                                                            --               .01               --
                                                       -----------      ------------      ------------    -------------
      Net income (loss) earnings per share             $       .17      $        .13     $         .30    $        (.01)
                                                       ===========      ============     =============    =============

      Weighted average common shares outstanding         7,736,036        11,960,131         6,926,795       11,960,131




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                               1996               1997
                                                                           ------------       -----------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash used by operating activities                               $     (2,089)      $    (8,445)

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                      (12,270)           (9,692)
       Consideration paid to acquire seismic data acquisition                                      (2,664)
               companies                                                        (10,328)
       Proceeds from sale of property and equipment                                 114                35
                                                                           ------------       -----------
       Net cash used by investing activities                                    (22,484)          (12,321)

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash paid in connection with public offerings of common
               stock                                                             (3,431)               --
       Proceeds from public offerings, net of underwriting
            discounts                                                            32,085             3,701
       Retirement of indebtedness of acquired companies                          (4,599)           (1,139)
       Principal payments on notes payable and capital leases                    (8,317)          (13,946)
       Cash paid for debt financing costs                                            --               (36)
       Proceeds of borrowings under notes payable                                12,934            15,957
       Dividend paid to owners of predecessor company                            (3,510)               --
                                                                           ------------       -----------
       Net cash provided by financing activities                                 25,162             4,537

       Net (decrease) increase in cash                                              589           (16,229)
       Cash at beginning of period                                                  609            17,624
       Effect of change in exchange rate on cash                                      8               109
                                                                           ------------       -----------
       Cash at end of period                                               $      1,206       $     1,504
                                                                           ============       ===========





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

ACQUISITION OF J.R.S. EXPLORATION

On January 27, 1997 the Company consummated the purchase of J.R.S. Exploration Company, Limited ("J.R.S. Exploration"), a Canadian seismic data acquisition company, by acquiring all of the issued and outstanding stock of several intermediate holding companies which existed solely as holding companies for the stock of J.R.S. Exploration. On that same date, in a separate transaction, the Company purchased all of the issued and outstanding stock of Siegfried & Siegfried Resource Consultants, Limited ("Siegfried & Siegfried"), a Canadian company owned by a key employee of J.R.S. Exploration, that leased certain seismic data acquisition equipment to J.R.S. Exploration. These acquisitions were effected through a newly-formed subsidiary of the Company, 3-D Geophysical of Canada, Inc. ("3-D Canada"), whereby shares of 3-D Canada, which are exchangeable into shares of the Company on a one-for-one basis, and cash were exchanged for the stock of the acquired companies. These acquisitions are being treated for accounting purposes as purchase business combinations under the provisions of APB 16, with the excess of consideration paid to acquire these companies over the fair market value of the assets acquired being accounted for as goodwill, which is being amortized over a 15-year life on a straight-line basis.

The condensed consolidated financial statements of the Company include the operations of J.R.S. Exploration and Siegfried & Siegfried (the "Canadian Operations") from January 1, 1997, which is the date that management of the Company and the former shareholders of the acquired companies deem to be the date upon which the Company assumed effective control of the operations of the acquired companies. As of September 30, 1997, 152,083 shares of 3-D Canada were exchanged for an equal number of shares of common stock of the Company. For accounting purposes, the non-exchanged shares of 3-D Canada are deemed to be outstanding shares of the Company. Due to the acquisition of the Canadian Operations and the acquisitions of Northern, Paragon and Kemp after the end of the first month in the nine months ended September 30, 1996, and due to the fact that the United States Operations contain three full quarters of performance during 1997, the Company's condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1997 are not comparable to the financial statements of the Company as of and for the three and nine month periods ended September 30, 1996.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


ACQUISITION OF J.R.S. EXPLORATION (continued)

The consideration paid to the former owners of the Canadian Operations and the allocation of such consideration to the acquired assets is as follows:

                                                                              (in thousands)
                                                                             -----------------
Cash paid for the stock and assets of the acquired companies                 $           2,665
Stock issued to the former owners of the Canadian Operations at a
       Price of $9.00 per share                                                          2,625
Liabilities assumed:
Bank overdraft                                                                             637
Accounts payable                                                                         2,019
Accrued and other current liabilities                                                      420
Debt assumed:
      Current                                                                            1,139
                                                                             -----------------

Amounts allocated to acquired assets                                         $           9,505
                                                                             =================

Allocation of the purchase price to the acquired assets:

Cash                                                                         $             137
Accounts receivable:
     Trade                                                                               3,516
Prepaid expenses and other current assets                                                   28
Property and equipment                                                                   3,082
Goodwill                                                                                 2,742
                                                                             =================
                                                                             $           9,505
                                                                             =================




The 1996 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments which are of a normal recurring nature necessary to present fairly the Company's financial position at September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1996 and 1997, and its cash flows for the nine month periods ended September 30, 1996 and 1997. All significant intercompany accounts have been eliminated. Although the Company believes that this disclosure is adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed pursuant to the Securities Exchange Act of 1934, as amended. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA INFORMATION

The accompanying summary pro forma information for the Company for the three and nine month periods ended September 30, 1996 and 1997 represents the operations of the Company as if the acquisitions of the Operating Subsidiaries and the Canadian Operations had occurred on January 1, 1996.


                                                           For the Three Months              For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                           (in thousands, except            (in thousands, except
                                                              per share data)                  per share data)
                                                           1996             1997            1996             1997
                                                        -----------      -----------     -----------      -----------
Net revenues                                            $    18,022      $    26,542     $    46,147      $    69,569
                                                        ===========      ===========     ===========      ===========
Extraordinary item, net of tax expense                           --               --              57               --
                                                        ===========      ===========     ===========      ===========
Net income (loss)                                       $     1,136      $     1,514     $     2,043      $      (106)
                                                        ===========      ===========     ===========      ===========

Income (loss) per share before extraordinary item       $       .09      $       .13     $       .16      $      (.01)
Extraordinary item per share, net of tax expense                 --               --             .01               --
                                                        -----------      -----------     -----------      -----------
Earnings (loss) per share                               $       .09      $       .13     $       .17      $      (.01)
                                                        ===========      ===========     ===========      ===========



The pro forma results described above assume a weighted average number of common shares outstanding of 11,960,000.

The summary pro forma information is not necessarily indicative of the actual results that would have been achieved if the acquisitions of the Operating Subsidiaries and the Canadian Operations had occurred on the date indicated or which may be realized in the future.

REVENUE RECOGNITION AND REVENUE ADJUSTMENTS

The Company generates revenue through providing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net revenues may include contractual revenue adjustments from the Company's operations in Mexico, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Contractual revenue adjustments for the three and nine month periods ended September 30, 1996 and 1997 are not considered by the Company to be significant to the quarterly financial statements.

2.   SECOND PUBLIC OFFERING OF COMMON STOCK

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. Total proceeds to the Company, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds Company, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain debt obligations of the Canadian Operations, $3.0 million was used to retire certain debt obligations

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    SECOND PUBLIC OFFERING OF COMMON STOCK (continued)

outstanding under a loan agreement with Wells Fargo Bank (Texas), N.A., and $20.2 million has been used to purchase additional seismic data acquisition equipment and for working capital purposes.

3.    CONCENTRATIONS OF CREDIT RISK

During the nine months ended September 30, 1997, two customers accounted for 21.0% and 12.9% of net revenues, respectively, and during the nine months ended September 30, 1996, three customers accounted for 25.1%, 18.1% and 16.4% of net revenues, respectively.

As of September 30, 1997, three customers accounted for 24.0%, 22.3% and 12.3% of accounts receivable, respectively, and as of December 31, 1996, two customers accounted for 33.3% and 12.6% of accounts receivable, respectively.

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

5.  EARNINGS PER SHARE

The number of shares used in the calculation of earnings per share is determined as follows:

                                                                                      For the Three and Nine
                                                                                           Months Ended
                                                                                        September 30, 1997
                                                                                     -------------------------
                  Shares outstanding at December 31, 1996                                          11,100,000
                  Shares sold in overallotment option relating to second public
                             Offering                                                                 525,000
                  Shares of 3-D Canada exchanged for shares of the Company                            152,083
                  Shares deemed issued to former owners of J.R.S. Exploration                         139,583
                  Common stock equivalents, principally common stock options                           43,465
                                                                                     -------------------------
                  Weighted average common shares outstanding                                       11,960,131
                                                                                     =========================

                                       10

                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    INCOME  TAXES

The effective income tax rate for the nine months ended September 30, 1996 was 24%. This rate was lower than the United States statutory rate primarily due to the recognition of previously reserved net operating loss carryforwards associated with Paragon and inflation adjustments in Mexico. The Company recognized a provision for income taxes of $67,000 despite the pre-tax loss of $39,000 for the nine months ended September 30, 1997 due to losses generated in Latin America where the effective tax rate was 34%, which losses were more than offset by income earned in Canada where the effective tax rate was 45%.

7.    COMMITMENTS AND CONTINGENCIES

On September 23, 1997, the Company's wholly-owned Mexican subsidiary, GEO, was served with a notice of a lawsuit and a complaint filed in the 10th Federal District Court in Mexico City by Kelman Technologies, Inc., the successor to Capilano Geophysical, Ltd. ("Capilano"), claiming damages of approximately $8 million (plus interest, legal fees and other expenses) based on GEO's alleged failure to reimburse Capilano for Capilano's outlays and expenditures under a letter of intent between GEO and Capilano entered into in June of 1991. The Company filed a timely response to the complaint, denying in its entirety Capilano's right to any of the claimed damages, interest and expenses, and contesting Capilano's complaints as either not grounded in fact or as misconstructions of actual events. While the Company is not able to estimate the effect, if any, on GEO's results of operations and financial position which may result from the resolution of this matter, the Company believes that GEO has meritorious defenses to each of Capilano's allegations. The former shareholders of GEO have pledged 60,000 shares of common stock to provide for any costs incurred by the Company in connection with this lawsuit.

8.    SUBSEQUENT EVENTS

On October 13, 1997, the Company signed a commitment letter with a lender for a new $30 million credit agreement which would replace the Company's existing $11 million credit agreement, provide a line of credit to fund required capital expenditures as well as a larger revolving credit line for working capital requirements. Although there can be no assurance that such negotiations will be successfully completed, the Company anticipates signing a new credit agreement in November. If these negotiations are unsuccessful or if other financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements and the Company is unable to obtain additional financing, the Company may be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

On October 15, 1997, the Canadian Operations entered into a noncancelable agreement to lease 3,000 channels of seismic data equipment with a lease term of six months and options to extend the lease for up to three years. Aggregate payments under this lease agreement total approximately $1.2 million.

In October 1997, the Company borrowed $850,000 (the "Loans") from five persons (collectively, the "Lenders"), including Joel Friedman, Chairman of the Board ($125,000), Ralph M. Bahna ($125,000), a Director, Wayne P. Widynowski ($100,000), Executive Vice President and a Director, and Ronald Koons ($250,000), Vice President and Chief Financial Officer. The Loans mature in April 1998, or earlier upon the refinancing of the Company's existing loan facility with Wells Fargo Bank, N.A., bear interest at 12% per year and are subordinated to the Company's obligations to Wells Fargo Bank. To induce the Lenders to make the Loans, the Company issued five year options to purchase, at $6.50 per share, 12,500 shares of the Company's common stock for each $250,000 principal amount of the Loans. Also in October 1997, the Company issued a five year option to purchase, at $6.50 per share, 17,500 shares of the Company's common stock to Luis Ferran, Executive Vice President and a Director, in consideration of Mr. Ferran's personal guarantee of a loan by the Laredo National Bank to GEO in the principal amount of $350,000.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For accounting purposes, GEO (together with PIASA) is considered the predecessor company and the financial performance of Northern, Kemp and Paragon are included as of February 9, 1996. In December 1996, Paragon and Kemp were merged into Northern. The financial performance of J.R.S. Exploration and Siegfried & Siegfried are included as of January 1, 1997. The Company's statements of operations and cash flows for the three and nine months ended September 30, 1997 are not comparable to the statements of operations and cash flows for the three and nine months ended September 30, 1996, and the Company's balance sheet as of September 30, 1997 is not comparable to its balance sheet as of December 31, 1996.

The following discussion has been divided into two sections. The first section relates to the operating performance of the Company. The second section discusses the Company's liquidity and capital resources as of September 30, 1997. For the purposes of this discussion, the operations of GEO, PIASA and 3-D Geophysical of Latin America, Inc. are considered the "Latin American Operations", the operations of J.R.S. Exploration and Siegfried & Siegfried are considered the "Canadian Operations" and the operations of Northern Geophysical and 3-D Geophysical are considered the "United States Operations".

RESULTS OF OPERATIONS

These forward-looking statements reflect numerous assumptions, involve a number of risks and uncertainties, and actual results may vary materially. Among the factors that could cause actual results to differ materially are the following; unanticipated adverse weather conditions; the level of activity in the oil and gas industry; inflationary trends; interest and exchange rates, and the other risks detailed from time to time in the Company's filings with the SEC.

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996

Net revenues. Net revenues for the Company increased 59.8% to $26.5 million in the three months ended September 30, 1997 from $16.6 million in the three months ended September 30, 1996. The increase is partially attributable to the inclusion of $2.6 million of net revenues of the Canadian Operations which were acquired in January 1997. Revenues for the United States Operations increased 39.3% to $17.0 million for the three months ended September 30, 1997 from $12.2 million for the three months ended September 30, 1996, and revenues for Latin American Operations increased 56.3% to $6.9 million for the three months ended September 30, 1997 from $4.4 million for the three months ended September 30, 1996. The increase in net revenues for the United States Operations is primarily attributable to an increase of $1.7 million from a contract with a major customer in the North Slope region of Alaska and increased revenues of $1.5 million generated from the addition of a crew in the California region. The increase in revenues for the Latin American Operations primarily relates to an increase of $1.3 million from a contract with a major customer in Peru and additional contracts awarded in Mexico.

Cost of Data Acquisition. Cost of data acquisition for the Company increased 60.6% to $19.4 million in the three months ended September 30, 1997 from $12.1 million in the three months ended September 30, 1996. The increase is partially attributable to the inclusion of $1.7 million of cost of data acquisition from the Canadian Operations. Cost of data acquisition increased by 39.2% to $12.2 million in the three months ended September 30, 1997, from $8.8 million in the three months ended September 30, 1996, for the United States Operations and by 64.9% to $5.5 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996 for the Latin American Operations. The increase in cost of data acquisition in the United States and in Latin America is primarily due to an increase in revenues, as described in the corresponding section above.

Gross margins (hereafter defined as revenues less cost of data acquisition) for the Company declined slightly as a percentage of revenues, to 26.7% for the three months ended September 30, 1997 from 27.1% for the three months ended September 30, 1996. The Canadian Operations provided the Company with a gross margin of 34.4% for the three months ended September 30, 1997. This performance was partially offset by a decline in gross margins for the Latin American Operations from 24.9% in the prior year's quarter to 20.7% in the current quarter. Gross margins for the Company's operations in Mexico decreased from 24.6% in the quarter ended September 30, 1996 to 14.7% in the

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

quarter ended September 30, 1997 notwithstanding more favorable results from the Company's operations in Peru. The decline in gross margins in Mexico is primarily a result of permitting delays experienced on a project that began in December of 1996 near Poza Rica, Mexico. Gross margins for the United States Operations declined slightly to 28.0% for the three months ended September 30, 1997 from 27.9% for the same quarter last year. The decline is primarily due to the completion of backlog in the Ohio region, where work was historically less profitable than work in other areas.

Depreciation and Amortization. Depreciation and amortization for the Company increased to $2.6 million in the three months ended September 30, 1997 from $1.1 million in the three months ended September 30, 1996. The increase is attributable to the inclusion of $181,000 of depreciation and amortization of the Canadian Operations and to purchases of approximately $19.7 million of new seismic data acquisition and related equipment during the past twelve months.

General and Administrative Expenses. General and administrative expenses for the Company increased 70.6% to $2.3 million in the three months ended September 30, 1997 from $1.3 million in the three months ended September 30, 1996, but decreased from $2.5 million in the previous quarter. The increase from the prior year is partially attributable to the inclusion of $277,000 of general and administrative expenses of the Canadian Operations. In addition, general and administrative expenses for the United States Operations increased 30.2% to $1.3 million for the three months ended September 30, 1997 from $975,000 for the three months ended September 30, 1996 due primarily to increases in costs associated with moving Company headquarters, marketing, severance costs, and executive search costs. General and administrative expenses for the Latin American Operations increased to $710,000 for the three months ended September 30, 1997 from $271,000 for the three months ended September 30, 1996. The increase in general and administrative expenses for the Latin American Operations is due to the opening of the Company's branch offices in Peru and Bolivia and the addition of support staff in Mexico City needed to complete awarded contracts.

Operating Income. The Company recognized operating income of $2.2 million in the three months ended September 30, 1997 compared to operating income of $2.0 million for the three months ended September 30, 1996. The increase is attributable to higher revenues, partially offset by proportionately higher costs of data acquisition and overhead costs as discussed in the corresponding sections above.

Rental and Other Miscellaneous Income (Expense). The Company's rental and other miscellaneous income increased by $128,000 to $201,000 for the three months ended September 30, 1997 from $73,000 for the three months ended September 30, 1996. The increase is partially attributable to the inclusion of $41,000 of rental and other miscellaneous income from the Canadian Operations for the three months ended September 30, 1997.

Interest Expense. The Company's interest expense decreased slightly by 2.4% to $363,000 for the three months ended September 30, 1997 from $372,000 for the three months ended September 30, 1996 due to lower average borrowings for the three months ended September 30, 1997.

Foreign Currency Gain. The Company recognized a foreign currency gain of $362,000 in the three months ended September 30, 1997 compared to a foreign currency loss of $74,000 in the three months ended September 30, 1996. The inflation rate in Mexico, as measured by the consumer price index, exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company has adopted the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

The foreign currency gain recognized in the current quarter is attributable to the improvement of the Peso/Dollar exchange rate during the three months ended September 30, 1997. As of November 10, 1997, the Peso/Dollar exchange rate declined by approximately 7.4% from September 30, 1997. In the event that this trend continues, the Company

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

could be adversely affected by foreign currency losses in the fourth quarter.

Income Tax Provision. The Company recognized income tax expense from operations of $884,000 in the three months ended September 30, 1997 compared to income tax expense of $368,000 in the three months ended September 30, 1996. The expense is attributable to income earned by the United States, Latin America, and Canadian Operations at effective tax rates of 38%, 26% and 45%, respectively. The effective tax rate for the Latin American Operations is lower than the combined statutory rate (35% in Mexico and 30% in Peru) due to the partial reversal of a valuation allowance previously established for net operating losses incurred in Peru in 1996. The Company expects to generate future income in Peru sufficient to utilize these net operating losses.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

Net revenues. Net revenues for the Company increased 92.4% to $69.6 million in the nine months ended September 30, 1997 from $36.2 million in the nine months ended September 30, 1996. The increase is primarily attributable to the inclusion of $8.6 million of net revenues from the Canadian Operations and a 87.5% increase to $50.1 million in the nine months ended September 30, 1997, from $26.8 million in the nine months ended September 30, 1996, for the United States Operations. Additionally, revenues from Latin American Operations increased by 15.3% to $10.9 million for the nine months ended September 30, 1997 from $9.4 million for the nine months ended September 30, 1996. The increase in net revenues for the United States Operations is primarily attributable to a large contract with a major customer in the North Slope region of Alaska as well as the inclusion of three full quarters of performance. The increase in revenues for the Latin American Operations primarily relates to increased revenues in Peru of $1.6 million from a contract that began in July 1997.

Cost of Data Acquisition. Cost of data acquisition for the Company increased 109.4% to $55.6 million in the nine months ended September 30, 1997 from $26.6 million in the nine months ended September 30, 1996. The increase is primarily attributable to the inclusion of $6.3 million of cost of data acquisition from the Canadian Operations and a 101.4% increase to $38.9 million in the nine months ended September 30, 1997, from $19.3 million in the nine months ended September 30, 1996, for the United States Operations. Cost of data acquisition for the Latin American Operations increased 43.8% to $10.4 million for the nine months ended September 30, 1997 from $7.2 million for the nine months ended September 30, 1996. The increase in cost of data acquisition in the United States and in Latin America is primarily due to an increase in revenues, as described in the corresponding section above.

The Canadian Operations contributed gross margins of 26.8% for the nine months ended September 30, 1997. Gross margins for the United States Operations decreased to 22.4% in the nine months ended September 30, 1997 from 27.7% in the nine months ended September 30, 1996 primarily due to a North Slope land-based project and decreased productivity in the Rocky Mountain Region, offset by improved productivity in the Company's operations in Texas and California. The North Slope project had low margins due to the use of leased, rather than owned, equipment, but did not result in a negative impact on the Company's return on assets. Decreased productivity in the Rocky Mountain Region was primarily the result of weather delays experienced in the second quarter and the completion of smaller, less profitable jobs principally in the Ohio region. Gross margins for the Latin American Operations decreased to 4.0% in the nine months ended September 30, 1997 from 23.1% in the nine months ended September 30, 1996 primarily due to the additional costs incurred in transitioning from 2-D data acquisition methods to 3-D data acquisition methods in Mexico and lower productivity than expected on a project which began in December of 1996 near Poza Rica, Mexico.

Depreciation and Amortization. Depreciation and amortization for the Company increased to $7.3 million in the nine months ended September 30, 1997 from $2.8 million in the nine months ended September 30, 1996. The increase is attributable to the inclusion of $553,000 of depreciation and amortization of the Canadian Operations and to purchases of approximately $19.7 million of new seismic data acquisition and related equipment during the past twelve months.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

General and Administrative Expenses. General and administrative expenses for the Company increased 74.7% to $6.8 million in the nine months ended September 30, 1997 from $3.9 million in the nine months ended September 30, 1996. The increase is partially attributable to the inclusion of $938,000 of general and administrative expenses from the Canadian Operations. In addition, general and administrative expenses for the United States Operations increased 39.4% to $4.1 million for the nine months ended September 30, 1997 from $2.9 million for the nine months ended September 30, 1996 due to increases in costs associated with moving the Company's headquarters, marketing costs, accounting and legal fees, and costs related to the Company's 1996 annual report and annual meeting. General and administrative expenses of the Latin American Operations increased 89.5% to $1.8 million for the nine months ended September 30, 1997 from $956,000 for the nine months ended September 30, 1996. The increase in general and administrative expenses for the Latin American Operations is due to the opening of the Company's branch offices in Peru and Bolivia and the addition of support staff in Mexico City needed to complete awarded contracts.

Operating Loss. The Company recognized an operating loss of $161,000 in the nine months ended September 30, 1997 compared to operating income of $2.9 million for the nine months ended September 30, 1996. The loss is attributable to the Company's poor performance in the second quarter of 1997, partially offset by improved margins during the first and third quarters of 1997.

Rental and Other Miscellaneous Income (Expense). The Company's rental and other miscellaneous income increased 120.1% to $962,000 for the nine months ended September 30, 1997 from $437,000 for the nine months ended September 30, 1996. The increase is primarily attributable to the inclusion of $397,000 of rental and other miscellaneous income from the Canadian Operations for the nine months ended September 30, 1997. This income was primarily generated from rental of idle equipment. Miscellaneous income for the Latin American Operations increased to $234,000 for the nine months ended September 30, 1997 from $113,000 for the nine months ended September 30, 1996. The increase in Latin America is primarily the result of interest income earned on a $3 million advance payment received in Mexico in December, 1996.

Interest Expense. The Company's interest expense increased 58.8% to $1.1 million for the nine months ended September 30, 1997 from $668,000 for the nine months ended September 30, 1996. The increase is attributable to interest charges on weighted-average borrowings of $13.3 million for the nine months ended September 30, 1997 compared to interest charges on weighted-average borrowings of $8.1 million for the nine months ended September 30, 1996.

Foreign Currency Gain. The Company recognized a foreign currency gain of $221,000 in the nine months ended September 30, 1997 compared to a foreign currency gain of $7,000 in the nine months ended September 30, 1996. The inflation rate in Mexico, as measured by the consumer price index, has exceeded 100% for the three years ended December 31, 1996. Accordingly, the Company has adopted the dollar as the functional currency for the Mexican Operations beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

The foreign currency gain recognized during the nine months ended September 30, 1997 is attributable to the improvement of the Peso/Dollar exchange rate during the current year. As of November 10, 1997, the Peso/Dollar exchange rate declined by approximately 7.4% from September 30, 1997. In the event that this trend continues, the Company could be adversely affected by foreign currency losses in the fourth quarter.

Income Tax Expense. The Company provided for income tax expense from operations of $67,000 in the nine months ended September 30, 1997 compared to $645,000 in the nine months ended September 30, 1996. The Company

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

recognized an expense despite the pre-tax loss of $39,000 for the nine months ended September 30, 1997 due to losses generated in Latin America where the effective tax rate was 34%, which losses were more than offset by income earned in Canada where the effective tax rate was 45%.

LIQUIDITY AND CAPITAL RESOURCES

From December 31, 1996 to September 30, 1997, total assets of the Company increased from $77.3 million to $84.0 million, total liabilities increased from $29.1 million to $30.7 million and total stockholders' equity increased from $48.2 million to $53.3 million. These changes are primarily due to the acquisition of the Canadian Operations and the exercise of the underwriters' overallotment option relating to the Company's second public offering.

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain existing debt obligations of the Canadian Operations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with Wells Fargo Bank Texas, N. A., formerly First Interstate Bank of Texas, N. A., and $20.2 million has been used to purchase additional seismic data acquisition equipment and for working capital purposes.

At September 30, 1997 the Company had $2.3 million of cash, including $.8 million of restricted cash. The Company utilized $8.4 million net cash from operating activities in the nine months ended September 30, 1997 compared with utilizing $2.1 million in the nine months ended September 30, 1996. The increase in net cash utilized from operating activities is primarily due to an increase of $10.6 million in the Company's unbilled receivables balance to $14.7 million at September 30, 1997 from $4.1 million at September 30, 1996. The increase in unbilled receivables for the quarter ended September 30, 1997 is due to work in progress for two large projects in Alaska for which the billings were completed in October 1997. Additionally, the generation of operating losses of $161,000 during the nine months ended September 30, 1997 compared to operating income of $2.9 million during the nine months ended September 30, 1996, contributed to the increase in net cash utilized from operating activities.

Net cash used in investing activities decreased to $12.3 million in the nine months ended September 30, 1997 from $22.5 million in the same period in the prior year. The decrease reflects a decline in consideration paid for acquisitions to $2.7 million in the nine months ended September 30, 1997 compared to $10.3 million for the nine months ended September 30, 1996. Additionally, equipment purchases decreased to $9.7 million during the nine months ended September 30, 1997 from $12.3 million during the nine months ended September 30, 1996.

On August 29, 1997, the Company entered into an agreement to lease 6,000 channels of data acquisition equipment from Input/Output, Inc. with a lease term of one year and payment commitments totaling $4.8 million. As noted in Note 7 of the financial statements, in October 1997, the Company entered into an agreement to lease 3,000 channels from another party with a lease term of six months with options to extend the lease for up to three years. Total payment commitments under this arrangement approximate $1.2 million.

Net cash provided by financing activities decreased to $4.5 million for the nine months ended September 30, 1997 from $25.2 million in the nine months ended September 30, 1996 due to the completion of the Company's initial and secondary public offerings in 1996.

At October 31, 1997, the Company's estimated backlog of commitments for services totaled $88.1 million. The Company expects to complete $64.1 million of these commitments during 1997 and 1998, approximately $12 million during 1999, and approximately $12 million during 2000; however, commitments are subject to cancellation at the option of the Company's customers on short notice and sometimes without penalty.

The Company has signed a commitment letter with a lender for a new $30 million credit agreement which would replace the existing $11 million credit agreement and provide a significantly larger term loan to fund required capital expenditures and a larger revolving credit line for working capital requirements. Although there can be no assurance that such negotiations will be successfully completed, the Company anticipates signing a new credit agreement in November. The Company believes that its planned capital expenditures and operating requirements through the end of 1997 will be funded from cash from operations, the new credit facility, and other equipment financing if required. However, if the negotiations with respect to the new credit agreement are unsuccessful or if other financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, or at all. If the financing sources described above are insufficient to fund the Company's planned capital expenditures and operating requirements and the Company is unable to obtain additional financing, the Company may be unable to complete its capital expenditure program and may be materially and adversely affected as a result.

PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings.

          Reference is made to the Current Report on Form 8-K filed on September 23, 1997.

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

          (b) The Company filed a Current Report on Form 8-K (the "Form 8-K") on September 23, 1997, pursuant to Item 5 of Form 8-K, reporting the notification of a lawsuit filed against the Company's wholly-owned Mexican subsidiary, Geoevaluaciones, S.A. de C.V.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             3-D GEOPHYSICAL, INC.

DATED:   November 12, 1997                   /S/  JOEL FRIEDMAN
                                             -----------------------------------
                                             Joel Friedman
                                             Chief Executive Officer and
                                             Chairman of the Board




DATED:   November 12, 1997                   /S/  RONALD L. KOONS
                                             -----------------------------------
                                             Ronald L. Koons
                                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)

                                 EXHIBIT INDEX


Exhibit                            Description
-------                            -----------
  27                               Financial Data Schedule