Form 10-K405
period 1997-12-31
3-D GEOPHYSICAL INC
filed 1998-03-30
CIK 1003382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D C  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR


[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1997

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

                         YES [ X ]          NO [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average of the closing high and low price of the Common Stock as of March 25, 1998 (as reported by the Nasdaq) was approximately $113,023,619 (See Item 12). On that date, there were 11,916,666 shares of 3-D Geophysical, Inc. Common Stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 through 13 of Part III hereof is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A"), not later than 120 days after the end of the fiscal year ended December 31, 1997.

                             3-D GEOPHYSICAL, INC.
                FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1997




                                                                                                         Page
                                                                                                         ----
PART I.
     Item 1.   Business                                                                                  4-10
     Item 2.   Properties                                                                                 10
     Item 3.   Legal Proceedings                                                                        10-11
     Item 4.   Submission of Matters to a Vote of Security Holders                                        11

PART II.

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                      12
     Item 6.   Selected Financial Data                                                                    13
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation     14-22
     Item 8.   Financial Statements and Supplementary Data                                              23-46
     Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure       47

PART III.

     Item 10.   Directors and Executive Officers of the Registrant                                        48
     Item 11.   Executive Compensation                                                                    48
     Item 12.   Security Ownership of Certain Beneficial Owners and Management                            48
     Item 13.   Certain Relationships and Related Transactions                                            48

PART IV.

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        49-51

Signatures                                                                                               52

PART   I.

ITEM   1.   BUSINESS

RECENT DEVELOPMENTS

         On March 8, 1998, the Company entered into a definitive Agreement and Plan of Merger with Western Atlas Inc. ("Western") and WAI Acquisition Corp., a wholly-owned subsidiary of Western, pursuant to which the Company will become a wholly-owned subsidiary of Western. The agreement was unanimously approved by the Company's Board of Directors. Pursuant to the agreement, Western Atlas, through WAI Acquisition Corp, has commenced a tender offer for any and all outstanding shares of 3-D common stock at a purchase price of $9.65 per share in cash. The tender offer is subject to the satisfaction of a number of customary conditions. Western Atlas has received early termination of the waiting period, effective March 26, 1998, under the Heart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the tender offer and the merger.

         The statements in this Annual Report on Form 10-K relating to matters that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect numerous assumptions, involve a number of risks and uncertainties and actual results may vary materially. Among the factors that could cause actual results to differ materially are: a material delay with respect to, or a failure to consummate, the tender offer and merger transaction with Western Atlas Inc.; adverse weather conditions; dependence on energy industry spending; worldwide prices and demand for oil and gas; increased competition on the Company's markets; technological changes and developments; operating risks inherent in the oilfield services industry; regulatory uncertainties; worldwide political stability and economic conditions; operating risks associated with international activities; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

         3-D Geophysical, Inc. was formed in March, 1995 to facilitate the acquisition and consolidation of land-based and shallow water seismic data acquisition businesses. Unless the context indicates otherwise, all references herein to the "Company" or to "3-D Geophysical" mean 3-D Geophysical, Inc. and its subsidiaries, the principal ones of which operate four seismic data acquisition businesses (collectively, the "Operating Subsidiaries") - Geoevaluaciones, S.A. de C.V. ("Geoevaluaciones"), Northern Geophysical of America, Inc. ("Northern"), 3-D Geophysical of Latin America, Inc. ("3-D Latin America") and J.R.S. Exploration Company Limited ("J.R.S. Exploration"). Geoevaluaciones also processes seismic data. Concurrently with the consummation of the Company's initial public offering (the "Initial Public Offering") in February 1996, 3-D Geophysical acquired Geoevaluaciones, Northern, Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp"). In
December 1996, Paragon and Kemp were merged with and into Northern.   In this
document, unless otherwise indicated, references to "dollars", "U.S.$", and "$" are to United States dollars, references to pesos and "N$" are to Mexican pesos and references to "Canadian dollars" and "C$" are to Canadian dollars, and the terms "United States" and "U.S." mean the United States of America, its states, territories and possessions and all areas subject to its jurisdiction.

         Geoevaluaciones and Procesos Interactivos Avanzados, S.A. de C.V. ("PIASA"), Mexican corporations, were organized in 1977 and 1993, respectively. For accounting purposes, the acquisition of Geoevaluaciones and PIASA has been treated as a recapitalization of Geoevaluaciones and PIASA with Geoevaluaciones (combined with PIASA) as the acquiror of 3-D Geophysical, Inc. and, therefore, as the predecessor company (the "Predecessor Company").

         On January 27, 1997 the Company consummated the purchase of J.R.S. Exploration, a Canadian seismic data acquisition company, by acquiring all of the issued and outstanding stock of several intermediate holding companies which existed solely as holding companies for the stock of J.R.S. Exploration. On that same date, in a separate transaction, the Company purchased all of the issued and outstanding stock of Siegfried & Siegfried Resource Consultants Limited ("Siegfried & Siegfried"), a Canadian company owned by a key employee of J.R.S. Exploration, that leased certain seismic data acquisition equipment to J.R.S. Exploration. These acquisitions were effected through a newly - formed subsidiary of the Company, 3-D Geophysical of Canada, Inc. ("3-D Canada"), whereby shares of 3-D

Canada, which are exchangeable into shares of the Company on a one-for-one basis, and cash were exchanged for the stock of the acquired companies.

         The consolidated financial statements of the Company include the operations of J.R.S. Exploration and Siegfried & Siegfried (the "Canadian Operations") from January 1, 1997, which is the date that management of the Company and the former shareholders of the acquired companies deem to be the date upon which the Company assumed effective control of the Canadian Operations. Due to the acquisition of the Canadian Operations in January 1997 and the acquisitions of Northern, Paragon, and Kemp in February 1996, the Company's condensed consolidated financial statements as of and for the year ended December 31, 1997 are not comparable to the financial statements of the Company as of and for the year ended December 31, 1996.

         3-D Geophysical, Inc. is one of the leading providers of land-based and shallow water 3-D seismic data acquisition services to the oil and gas industry in the Western Hemisphere. As of March 24, 1998 the Company's 11 crews operated land-based and shallow water seismic data acquisition systems, primarily utilizing state-of-the-art, 24-bit equipment, with a total of approximately 26,000 channels, in three distinct geographical regions. These geographical segments include the United States ("the United States Operations") comprised primarily of Alaska, Texas, the Rocky Mountain, West Coast and Appalachian regions, Latin America ("the Latin American Operations") comprised of Mexico, Peru, Bolivia and Ecuador, and Canada.

         The seismic data acquisition services industry is currently experiencing several significant changes, including a continuing consolidation of service providers. The Company believes that this consolidation is due in part to the trend by oil and gas exploration and production companies to rely on third-party seismic contractors to provide increasingly more sophisticated and extensive 3-D seismic surveys. These surveys require a greater number of recording channels and therefore substantial capital expenditures. This trend is creating a competitive advantage for companies with extensive 3-D channel capacity and greater financial resources.

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

SEISMIC DATA ACQUISITION SERVICES

         The Company is engaged in land-based and shallow water seismic data acquisition primarily on a contract basis for its customers. In addition, during 1997, the Company has entered into two contracts whereby seismic data has been acquired in anticipation of future sales to multi-clients. Also, in July 1997 the Company entered into an agreement with a third party whereby the Company has received approximately a 5% interest in an oil and gas property in exchange for the acquisition of 2-D seismic data.

         As of March 24, 1998, the Company operated a total of 11 working seismic crews which were utilizing state-of-the-art, 24-bit seismic data acquisition systems with a total of approximately 26,000 channels. Of the 11 crews, three operated in Alaska, three in the remainder of the United States, two in Latin America, and three in Canada. Each crew is either land transportable or heliportable, or both. The Company attempts to shift entire crews and equipment from one geographic location to another in order to capitalize on the varying seismic exploration operating seasons in the Company's regions of operation and to maximize the Company's efficient use of human resources and equipment. Most of the Company's data acquisition systems, which include remote signal conditioners, cables, geophones and central electronics units, can be readily interchanged and relocated, depending upon the needs of the Company's customers.

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

SEISMIC DATA PROCESSING AND INTERPRETATION

         The processing of seismic data involves the conversion of such data, by means of sophisticated computer software designed for this purpose, into graphic representations of cross-sections of the earth's subsurface. Geoevaluaciones currently provides data processing and interpretation services to Petroleos Mexicanos ("PEMEX"), Mexico's national oil company. The Company continues to review expansion of its processing and interpretative services in other geographic regions, but has not yet developed a formal business plan to implement this intention, and there can be no assurance that any such attempted expansion will be successful.

Geographic Areas of Operation

         The Company's seismic data acquisition operations are conducted throughout the United States (including Alaska), Latin America and Canada. Geoevaluaciones primarily conducts its operations in Mexico and provides its primary customer, PEMEX, with a full complement of seismic data acquisition, processing and interpretation services and reservoir characterization. The Company established a presence in other parts of Latin America by opening branch offices in Peru, Bolivia and Ecuador and by completing a seismic data acquisition contract in Peru and commencing work on a seismic data acquisition contract in Ecuador. The Company's presence in Canada was established by the acquisition of J.R.S. Exploration in January 1997.

         The following table presents certain financial information about the operations of the Company for each of the years ended December 31, 1996 and 1997:

                                         YEAR ENDED                      YEAR ENDED
                                     DECEMBER 31, 1996               DECEMBER 31, 1997
                                     -----------------               -----------------
NET REVENUES                       $   51,754    100.0%              $ 101,016     100.0%
                                   ----------   ------               ---------    ------
  United States Operations             39,373     76.1%                 64,212      63.6%
  Latin American Operations            12,381     23.9%                 24,909      24.7%
  Canadian Operations                      *        *                   11,895      11.7%

OPERATING INCOME                   $    1,614    100.0%              $   1,649     100.0%
                                   ----------   ------               ---------    ------
  United States Operations              4,973    308.1%                  2,936     178.0%
  Latin American Operations           (1,071)   (66.4%)                  (468)    (28.4%)
  Canadian Operations                     *         *                    1,203      73.0%
  Corporate                           (2,288)  (141.7%)                (2,022)   (122.6%)

TOTAL ASSETS                       $   77,433    100.0%              $ 115,745     100.0%
                                   ----------   ------               ---------    ------
  United States Operations             43,994     56.8%                 68,490      59.2%
  Latin American Operations            14,913     19.3%                 27,526      23.8%
  Canadian Operations                     *         *                   18,215      15.7%
  Corporate                            18,526     23.9%                  1,514       1.3%

* Not applicable

CAPITAL EXPENDITURES

         There are many competitors in the land-based seismic data acquisition business and substantial financial and other resources are required to maintain the state-of-the-art technology necessary to permit effective competition in bidding for contracts. Seismic data acquisition technology has progressed rapidly over recent years and the Company expects this trend to continue. The cost of sophisticated seismic data acquisition equipment and related crew training has increased significantly over the last several years. The cost of equipping a crew with a state-of-the-art system, such as an I/O SYSTEM TWO TM (including training and ancillary equipment), can range from approximately $3.0 to $10.0 million, the largest component of which is attributable to the channel boxes.

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

          The Company's seismic data acquisition operations historically have been subject to seasonal fluctuations, with the greatest volume of data acquisition occurring during the summer and fall in the United States. The formation of the Company in the United States and Mexico and its expansion into other parts of Latin America and Canada has enabled the Company to deploy its crews and utilize its equipment in disparate regions. As a result, the Company expects to conduct its operations year round with fewer days of down-time caused by inclement weather by working during the favorable operating seasons of different regions.

MARKETING AND CUSTOMERS

         Marketing. The Company markets to existing customers on a regional basis in order to preserve these long-term relationships. The Company has established a corporate marketing center in Littleton, Colorado, which is responsible for (i) coordinating marketing and communication activities, (ii) expanding the Company's marketing to integrated and multinational oil and gas companies, and (iii) standardizing and coordinating submission of bids.

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

         Contract terms, whether bid or negotiated, generally provide for payment by the customer on either a "turnkey" or a "term" basis or on a combination of both methods. Under a turnkey contract, payments for data acquisition services are based upon a fixed fee for each unit of data collected, and the Company bears substantially all of the risk of business interruption due to inclement weather and other hazards. Many of the Company's turnkey contracts contain clauses where weather related risks are shared with its customers. Term contracts, on the other hand, provide for payment based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and most of the risk of business interruption (except for interruptions caused by failure of the Company's equipment) is borne by the customer. In each case, progress payments are usually required unless it is anticipated that the job will be completed in less than 30 days.

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

         Customers. The Company's customers include and have included a number of major oil companies and their affiliates, including PEMEX and BP Exploration (Alaska), Inc. ("BP Alaska"), as well as many smaller, independent oil and gas companies. The table below sets forth customers that accounted for more than 10% of the Company's revenues in 1996 and 1997.

                                             FOR THE YEAR ENDING DECEMBER 31,
                                                1996                   1997
                                                ----                   ----
                                                (IN MILLIONS OF DOLLARS)
PEMEX                                   $ 11.9       23.0%        $ 20.7     20.5%
BP Alaska                               $  8.8       16.9%        $ 16.4     16.2%
Seitel, Inc.                            $  7.3       14.1%          $ .7      0.7%

         No other single customer accounted for more than 10% of the Company's net revenues in those periods. The loss of PEMEX or BP Alaska as a customer would have a material adverse effect on the Company's financial condition, cash flows and results of operations.

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

         Backlog. At March 16, 1998 the Company's backlog of data acquisition surveys was approximately $83.3 million. Approximately 67% of the backlog was attributable to the Company's operations in the United States, approximately 31% of such backlog related to the Latin American Operations and approximately 2% related to the Canadian Operations. The majority of such backlog consisted of written orders or commitments; however, contracts for services are occasionally varied or modified by mutual consent and, in many instances, are subject to cancellation by the customer on short notice without penalty. Backlog could be negatively impacted by a decline in oil and gas prices. Consequently, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period. Subject to the foregoing, the Company anticipates that approximately 71% of the orders and commitments included in backlog will be completed during 1998 and it is expected that the balance will be completed by the end of the year 2000.

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

EMPLOYEES

         As of March 24, 1998 the Company employed approximately 1,355 people, of whom 42 performed management and marketing functions, 80 performed administrative services or clerical functions, 41 were geophysicists or rendered engineering or other technical services and approximately 1,192 were members of the Company's seismic crews or performed other functions. None of the Company's employees are represented by a labor union or are direct or indirect parties to a collective bargaining agreement. Subject to the uncertainties caused by the merger with Western Atlas, Inc., the Company believes it has good relations with its employees.

REGULATION

         Seismic data acquisition operations are subject to various laws and regulations in the United States, Mexico, Peru, Bolivia, Ecuador and Canada, as well as other countries in which the Company may operate in the future. Such laws and regulations govern various aspects of operations, including the discharge of explosive materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment, access to private and governmental land to conduct seismic surveys and use of local employees and suppliers by foreign contractors. The Company believes that it has conducted its operations in substantial compliance with applicable environmental laws and regulations governing its activities.

ITEM   2.   PROPERTIES


                                                                                       BUILDING
                                                                                         AREA           ANNUAL
                                      OWNED OR                                        APPROXIMATE       LEASE
         LOCATION                      LEASED                   PURPOSE               SQUARE FEET      PAYMENTS
-------------------------             --------     ---------------------------------  ------------     --------
Littleton, Colorado                    Leased      Corporate headquarters                17,000        $177,000
Anchorage, Alaska                      Leased      Field crew office                      5,000        $ 48,000
Prudhoe Bay, Alaska                    Leased      Field crew office                      4,000        $ 60,000
Houston, Texas                         Leased      Field crew office                      2,000        $ 20,000
Grand Junction, Colorado               Leased      Repair shop and storage facility      11,000        $ 36,000
Liberal, Kansas                        Leased      Field crew office                      4,000        $ 11,000
Mexico City, D.F., Mexico              Leased      Company headquarters of
                                                     Geoevaluaciones, S.A. de C.V.       10,100        $ 83,400
Poza Rica, Mexico                      Leased      Field crew office and repair shop     69,500        $107,000
General Bravo, Mexico                  Leased      Field office and warehouse            52,300          37,400
Soledad de Doblado, Mexico             Leased      Field office, warehouse and
                                                     repair shops                         69.400        106,700
Lima, Peru                             Leased      Peru branch office headquarters         5,000       $ 42,000
Santa Cruz, Bolivia                    Leased      Bolivia field crew office               2,400       $ 16,800
Calgary, Canada                        Leased      Company headquarters of J.R.S.
                                                     Exploration                          11,120       $ 56,000
New York, New York                     Leased      Office of the Chairman of the
                                                   Board                                   4,000       $165,000 *

* See discussion in Note 15 to the Consolidated Financial Statements

         In July 1997, the Company entered into an agreement with Hockley Production Company, L.L.C. ("Hockley") whereby the Company earned an interest in an oil and gas property in Harris County, Texas in exchange for the acquisition of 2-D seismic data over the surrounding area. As of December 31, 1997, the Company had a $476,000 interest in oil and gas property as a result of this agreement. This property remained under development at December 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is a defendant in or party to a number of lawsuits arising in the ordinary course of its business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that any of these lawsuits will have a material adverse effect on its operations, cash flows or financial position.

         On September 23, 1997, Geoevaluaciones was served with a notice of a lawsuit filed in the 1th Federal District Court in Mexico City by Kelman Technologies, Inc., formerly Capilano International, Inc. (Capilano) claiming damages of approximately $8 million (plus interest, legal fees and other expenses) pursuant to a non-binding Letter of Intent executed by and between Capilano and Geoevaluaciones on June 3, 1991 and superseded by the parties on June 1, 1992 with the execution of a Technical Assistance Agreement. The Company filed a timely response to the complaint, denying in its entirety Capilano's right to any of the claimed damages, interest and expenses, and contesting Capilano's complaints as either not grounded in fact or as misconstructions of actual events. While the Company, is not able to estimate the effect, if any, on Geoevaluaciones's results of operations and financial position which may result from the resolution of this matter, the Company believes that Geoevaluaciones has meritorious defenses to each of Capilano's allegations. The former shareholders of Geoevaluaciones have pledged 60,000 shares of common stock to provide for any costs incurred by the Company in connection with this lawsuit.

         During November and December of 1997, SUNAT (the revenue branch of the Peruvian government) began a review of the 1996 and 1997 operations in Peru.
On December 2, 1997, as a result of this review, the Company was served with a notice of embargo for $478,507 relating to the Company's alleged non-compliance with certain provisions of Peruvian tax law relating to value-added taxes. On December 12, 1997, payment was made to the SUNAT, and subsequently, the embargo was released. Additionally, the Company made payments directly to the SUNAT of approximately $32,000. On the December 24, 1997, the Company's attorney presented a petition claiming a refund of the money as, pursuant to Peruvian law, the SUNAT had failed to respond with a payment order in a timely manner. Payment orders were subsequently issued by the SUNAT and approximately $137,000, the excess of the embargoed amount over the payment orders, was refunded to the Company in 1998. The Company recorded a fourth quarter charge of $190,000 relating to this matter and was carrying approximately $321,000 as a prepaid expense at December 31, 1997. Although there can be no assurance of a positive outcome, the Company believes it has meritorious defenses to the SUNAT's allegations and is actively disputing the claims against it.

         On March 11, 1998, the Company and its directors were served with a class action complaint by an individual shareholder, alleging, in part, a failure by the directors to observe their fiduciary obligations in connection with the proposed merger between the Company and Western Atlas, Inc. (see Note 16 to Consolidated Financial Statements). The complaint alleges failure to (i) undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate and (ii) engage in a meaningful auction with third parties in an attempt to obtain the best value for the Company's shareholders. On March 17, 1998 the plaintiffs filed (i) an amended complaint, (ii) a motion seeking a preliminary injunction to enjoin the Company from consummating the tender offer and to require the Company to supplement their materials furnished to the Company's stockholders in connection with the tender offer, and (iii) a motion seeking expedited proceedings with respect to the preliminary injunction. On March 27, 1998 the Company, Western, and WAI Acquisition entered into a memorandum of understanding (the "Settlement") with respect to this lawsuit. Pursuant to the Settlement, the Company and Western have agreed to amend their previously announced merger agreement to provide, effective immediately, that the termination fee payable under certain circumstances by 3-D Geophysical, Inc. to Western shall be reduced from $5.5 million to $4.0 million. In addition, in connection with the Settlement, 3-D announced that it would mail to its stockholders of record information reflecting its results of operations for the three and twelve months ended December 31, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since the initial public offering on February 9, 1996 at $7.50 per share, the Common Stock has been traded on the Nasdaq National Market under the symbol "TDGO". The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by the Nasdaq National Market:

                                                                High          Low
                                                                ----          ---
 1996
 ----
 First Quarter (February 9 through March 31)              $      10.38  $       7.44
 Second Quarter                                                  12.50          8.50
 Third Quarter                                                   11.75          6.75
 Fourth Quarter                                                  10.00          7.50

 1997
 ----
 First Quarter                                                   10.50          5.38
 Second Quarter                                                   6.88          4.75
 Third Quarter                                                    7.50          3.63
 Fourth Quarter                                                   8.88          5.00

 1998
 ----
 First Quarter (through March 25, 1998)                   $       9.50  $       5.75

On March 25, 1998, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $9.47.

         3-D Geophysical's Certificate of Incorporation provides for authorized capital stock of 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,916,666 shares were outstanding at March 25, 1998, and 1,000,000 shares of Preferred Stock, $.01 par value per share, of which no shares were outstanding at March 25, 1998.

         As of March 25, 1998, there were 82 holders of record of Common Stock.

         On November 17, 1997, the Company entered into a credit agreement with Sanwa Business Credit Corporation ("SBCC") that restricts the payment of dividends and the redemption of capital stock. It is not management's intention to declare or pay dividends in the near future.

ITEM 6.   SELECTED FINANCIAL DATA (IN THOUSANDS)

         The following table of selected financial data includes the operating results of the Predecessor Company's operations for all of the periods, the operating results of Northern, Kemp and Paragon for the period beginning February 9, 1996, and the operating results of J.R.S Exploration for the period beginning January 1, 1997. Therefore, the information as set out below is comparable for the three years ended December 31, 1995, but is not comparable thereafter.

                                    FOR THE           FOR THE           FOR THE          FOR THE         FOR THE
                                   YEAR ENDED        YEAR ENDED        YEAR ENDED       YEAR ENDED      YEAR ENDED
                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                      1993              1994              1995            1996             1997
                                     -------           -------           ------          -------         --------
Net revenues                         $17,638           $17,660           $9,825          $51,754         $101,016
                                     =======           =======           ======          =======         ========
Income before extraordinary item      $1,075            $1,904           $1,607             $829             $280
                                     =======           =======           ======          =======         ========

Income before extraordinary
  item, per share
  Basic                                                                                    $0.12            $0.02
                                                                                         =======         ========
  Dilutive                                                                                 $0.11            $0.02
                                                                                         =======         ========

Total assets                          $7,533            $6,448           $4,547          $77,433         $115,745
                                     =======           =======           ======          =======         ========


Long-term debt                          $305              $309                -           $4,677          $16,632
                                     =======           =======           ======          =======         ========

Cash dividends declared per share                                                              -                -
                                                                                         =======         ========

Weighted average shares outstanding
  Basic                                                                                    7,097           11,917
                                                                                         =======         ========

  Dilutive                                                                                 7,224           11,978
                                                                                         =======         ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

TRANSACTION WITH WESTERN ATLAS, INC.

On March 8, 1998, the Company entered into a definitive Agreement and Plan of Merger with Western Atlas Inc. and WAI Acquisition Corp., a wholly-owned subsidiary of Western, pursuant to which the Company will become a wholly-owned subsidiary of Western. The agreement was unanimously approved by the Company's Board of Directors. Pursuant to the agreement, Western Atlas, through WAI Acquisition Corp, has commenced a tender offer for any and all outstanding shares of 3-D common stock at a purchase price of $9.65 per share in cash. The tender offer is subject to the satisfaction of a number of customary conditions. Western Atlas has received early termination of the waiting period, effective March 26, 1998, under the Heart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the tender offer and the merger.

Upon consummation of the proposed Plan of Merger with Western Atlas, Inc., the Company will be recording expenses in the first quarter of 1998 related to termination benefits related to employment contracts and the vesting of employee options, lease terminations, potential fees related to prepayment of debt and other potential costs.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion has been divided into two sections. The first section contains the consolidated results of operations of the Company for the periods indicated. For accounting purposes, the operations of Geoevaluaciones and PIASA are considered the predecessor company, and the combined financial statements include the operating results of the Latin American Operations for all of the periods, the operating results of Northern, Paragon and Kemp (the "Purchased Companies") only for the period beginning February 9, 1996 and the operating results of J.R.S. Exploration only for the period beginning January 1, 1997. As a result, the Company's results of operations and cash flows for the year ended December 31, 1997 are not comparable to the Company's results of operations and cash flows for the year ended December 31, 1996 and the Company's results of operations and cash flows for the year ended December 31, 1996 are not comparable to the Company's results of operations and cash flows for the year ended December 31, 1995. The second section contains a discussion of the liquidity and capital resources of the Company, the impact of the Mexican economy and certain other matters. The following discussion of the results of operations and the financial position of 3-D Geophysical, Inc. and of the Operating Subsidiaries and PIASA should be read in connection with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

         NET REVENUES. Net revenues for the Company increased 95.2% to $101.0 million in the year ended December 31, 1997 from $51.8 million in the year ended December 31, 1996. The increase is primarily attributable to the inclusion of $11.9 million of net revenues from the Canadian Operations, the inclusion of a full year of performance for the United States Operations which amounts to an additional $4.6 million of revenues in 1997 and a general increase in seismic activity in the Company's markets. Net revenues for the United States Operations increased 63.1% to $64.2 million from $39.4 million, primarily as a result of two large contracts with customers in the North Slope region and the Cook Inlet of Alaska, the addition of one crew in California and the inclusion of a full year of performance. Revenues from the Latin American Operations increased to $24.9 million from $12.4 million due to three large contracts in Mexico and a contract in Peru, which were substantially completed in 1997. Net revenues in the year ended December

31, 1997 include contractual adjustments related to increased costs due to the devaluation of the Mexican peso of $395,000 as compared to similar contractual adjustments of $1.0 million for the year ended December 31, 1996.

         COST OF DATA ACQUISITION. Cost of data acquisition for the Company increased 99.9% to $80.0 million in the year ended December 31, 1997 from $40.0 million in the year ended December 31, 1996. The increase is primarily attributable to the inclusion of $8.9 million of cost of data acquisition from the Canadian Operations, the inclusion of a full year of performance for the United States Operations which amounts to an additional $4.2 million of costs in 1997 and costs associated with the increase in volume.

Gross margins (hereafter defined as revenues less cost of data acquisition) for the Company declined to 20.8% of net revenues for the year ended December 31, 1997 from 22.6% for the year ended December 31, 1996. The Canadian Operations contributed gross margins of 25.2% for the year ended December 31, 1997. Gross margins for the United States Operations decreased to 21.3% in the year ended December 31, 1997 from 26.3% in the year ended December 31, 1996 primarily due to projects in the North Slope and the Cook Inlet in Alaska, decreased productivity in the Rocky Mountain region, and the completion of smaller, less profitable jobs principally in the Ohio region. The projects in Alaska had lower margins than anticipated due to the use of leased, rather than owned, equipment, but did not result in a negative impact on the Company's return on assets. The decline in productivity in the Rocky Mountain region was primarily a result of weather delays and was slightly offset by improved productivity in the Company's operations in Texas and California. Gross margins for the Latin American Operations increased to 17.3% in the year ended December 31, 1997 from 11.1% in the year ended December 31, 1996 due to improved margins in Mexico. In addition, gross margins were negatively impacted for the year ended December 31, 1996 due a $740,000 fourth quarter charge which resulted from the cancellation of a large contract in Peru.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Company increased to $9.9 million for the year ended December 31, 1997 from $4.1 million for the year ended December 31, 1996. The increase is attributable to the inclusion of $668,000 of depreciation and amortization from the Canadian Operations and purchases of approximately $38.8 million of new seismic data acquisition and related equipment during the past twelve months, including equipment purchased through the assumption of capital lease obligations and notes payable. The Company's channel count has increased from approximately 18,000 channels in 1996 to approximately 26,000 channels currently.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Company increased 57.8% to $9.5 million in the year ended December 31, 1997 from $6.0 million in the year ended December 31, 1996. The increase is partially attributable to the inclusion of $1.2 million of general and administrative expenses from the Canadian Operations. General and administrative expenses for the United States Operations increased 20.6% to $5.5 million for the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996 due to the Company's rate of growth and the inclusion of a full year of general and administrative expenses in 1997 which amounts to additional expenses of $437,000. General and administrative expenses for the Latin American Operations increased to $2.8 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996 primarily due to the addition of support staff needed to complete awarded contracts in Mexico and the opening of the Company's branch offices in Peru, Bolivia and Ecquador.

         INTEREST INCOME. Interest income increased by 32.5% to $611,000 for the year ended December 31, 1997 from $461,000 for the year ended December 31, 1996. This increase is partially due to interest income earned on a $3 million advance payment received in Mexico in December 1996 and interest income earned on two receivable balances from customers for which payment terms were extended during 1997. As of March 16, 1998, there were no receivable balances outstanding for which the payment terms have been extended.

         INTEREST EXPENSE. The Company's interest expense increased 79.8% to $1.8 million for the year ended December 31, 1997 from $1.0 million for the
year ended December 31, 1996.   The increase is primarily attributable to
interest charges on weighted-average borrowings of $20.6 million for the year ended December 31, 1997 compared to interest charges on weighted-average borrowings of $12.3 million for the year ended December 31, 1996.

         FOREIGN CURRENCY LOSS. The Company experienced foreign currency losses of $68,000 for the year ended December 31, 1997 as compared to losses of $91,000 for the year ended December 31, 1996. The cumulative inflation rate in Mexico, as measured by the consumer price index, exceeded 100% for each three year period ended December 31, 1996 and 1997. Accordingly, the Company has adopted the dollar as the functional currency for Geoevaluaciones beginning January 1, 1997 as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Using the dollar as the functional currency results in adjustments to the consolidated statement of operations for foreign currency translation gains and losses. In 1996, these amounts were included in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

         The Company does not hedge against fluctuations in foreign currencies in the countries in which it operates and is therefore at risk to currency fluctuations. A significant change could have a material impact on the Company's results of operations.

         The foreign currency loss recognized during the year ended December 31, 1997 is attributable to the decline of the Peso/Dollar exchange rate from
7.88 at December 31, 1996 to 8.07 at December 31, 1997. As of March 24, 1998, the Peso/Dollar exchange rate declined by approximately 5.8% from December 31, 1997. In the event that this trend continues, the Company could be adversely affected by foreign currency losses in 1998.

         MISCELLANEOUS INCOME (EXPENSE). The Company's miscellaneous income increased by 2.4% to $344,000 for the year ended December 31, 1997 from $336,000 for the year ended December 31, 1996. The Canadian Operations contributed $268,000 of miscellaneous income, which was primarily generated from the rental of idle equipment. This additional income was offset by a loss of $190,000 recognized for the Latin American Operations pursuant to allegations from the SUNAT, the Peruvian taxing authority, compounded with lower gains from the sale of equipment in 1997 as compared to 1996. See Footnote 12 to the Consolidated Financial Statements.

         INCOME TAX EXPENSE. The Company provided $420,000 for income tax expense from operations in the year ended December 31, 1997 as compared to $470,000 in the year ended December 31, 1996. The Company's effective tax rate for 1997 was 60% as compared to an effective tax rate of 36% for 1996. The increase in the effective tax rate is primarily due to a shift in the mix of income to Canada where the effective tax rate was 50% in 1997 from the United States where the effective tax rate was 25% in 1996, partially offset by the reduction of an existing valuation allowance relating to the Company' operations in Peru. The Company believes it is more likely than not that the benefits from its net operating loss carryforwards will be realized through the reversal of timing differences as well as anticipation of having sufficient taxable income in future periods to utilize such benefits.

         EXTRAORDINARY ITEM NET OF INCOME TAX BENEFIT. The Company recognized a $139,000 extraordinary loss in the year ended December 31, 1997, net of a tax benefit of $85,000, as compared to an extraordinary gain of $57,000 recognized for the year ended December 31, 1996, net of tax expense of $36,000. The extraordinary items recognized in 1997 and 1996 result from the early extinguishment of two separate credit agreements.


Year Ended December 31, 1996 compared to Year Ended December 31, 1995

         NET REVENUES. Net revenues for the Company increased 426.8% to $51.8 million in the year ended December 31, 1996 from $9.8 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $39.4 million of net revenues of the Company's United States Operations and a 26.0% increase to $12.4 million in the year ended December 31, 1996 from $9.8 million in the year ended December 31, 1995 for the Latin American Operations. Net revenues in the year ended December 31, 1995 include $2.6 million of contractual adjustments related to increased costs due to the devaluation of the Mexican peso which occurred in December of 1994. Net revenues in the year ended December 31, 1996 include similar contractual adjustments of $1.0 million.

         COST OF DATA ACQUISITION. Cost of data acquisition for the Company increased 570.8% to $40.0 million in the year ended December 31, 1996 from $6.0 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $28.9 million of cost of data acquisition of the Company's United States Operations and an 84.4% increase to $11.0 million in the year ended December 31, 1996, from $6.0 million in the year ended December 31, 1995, for the Latin American Operations. The decrease in gross margin for the Latin American Operations for the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily due to cost overruns on Geoevaluaciones's first 3-D seismic survey. The decrease in gross margins for the Latin American Operations is further attributable to larger price adjustments realized during the year ended December 31, 1995 and the impact in the year ended December 31, 1996 of the Southern Services crew (a drilling and field services crew operating in Southern Mexico) which did not commence work in 1995 until November. Further contributing to the decline in gross margins in the Latin American Operations was the notification to the Company by Atlantic Richfield Company ("ARCO") of its intention to delay indefinitely the seismic survey which was under contract with the Company in Peru. Based on this notification, the Company recorded a $740,000 charge in the fourth quarter of 1996, including a $100,000 reserve against future losses attributable to this contract.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the Company increased 520.2% to $4.1 million in the year ended December 31, 1996 from $662,000 in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $3.0 million of depreciation and amortization of the Company's United States Operations, including $362,000 of goodwill amortization attributable to the acquisitions of Northern and Kemp. This is in addition to a 57.9% increase to $1.0 million in the year ended December 31, 1996, from $662,000 in the year ended December 31, 1995, for the Latin American Operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Company increased 478.2% to $6.0 million in the year ended December 31, 1996 from $1.0 million in the year ended December 31, 1995. The increase is primarily attributable to the inclusion of $4.6 million of general and administrative expenses from the Company's United States Operations, and a
35.2 % increase to $1.4 million in the year ended December 31, 1996, from $1.0 million in the year ended December 31, 1995, for the Latin American Operations. General and administrative expenses for the Company have increased due to the added costs associated with being a publicly traded company and increased marketing costs.

         OPERATING INCOME. Operating income for the Company decreased 25.2% to $1.6 million in the year ended December 31, 1996 from $2.2 million in the year ended December 31, 1995. The operating income of the Latin American Operations decreased 149.7% in the year ended December 31, 1996 to an operating loss of $1.1 million from $2.2 million of operating income in the year ended December 31, 1995. The decrease in operating income for the Latin American Operations in the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily due to cost overruns on Geoevaluaciones's first 3-D seismic survey. The decrease in operating income is also due to contractual revenue adjustments of $2.6 million, which were realized during the year ending December 31, 1995, attributable to increased costs resulting from the devaluation of the Mexican peso during December of 1994. This is contrasted with contractual revenue adjustments of $1.0 million realized during the year ended December 31, 1996. Further contributing to the decline in gross margins in the Latin American Operations was the notification to the Company by ARCO of its intention to indefinitely delay the seismic survey which was under contract with the Company in Peru. Based on notification of this information, the Company recorded a $740,000 charge in the fourth quarter of 1996 relating to its Latin American Operations. This charge includes the recognition of a $100,000 reserve against future losses attributable to this contract. The decrease in operating income of the Latin American Operations was partially offset by the inclusion of $2.6 million of operating income of the Company's United States Operations for the year ended December 31, 1996.

         INTEREST INCOME. The Company's interest income increased 74.0% to $461,000 in the year ended December 31, 1996 from $265,000 in the year ended December 31, 1995. The increase is primarily the result of interest income in Mexico due to higher interest rates available in Mexico, interest income from the investment of the proceeds of the Initial Public Offering and interest income from the conversion of a trade receivable to an interest-bearing note receivable.

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

         INCOME TAX EXPENSE. The Company recognized income tax expense from operations of $470,000 in the year ended December 31, 1996 compared to income tax expense of $130,000 in the year ended December 31, 1995. The effective income tax rate for the Company for the year ended December 31, 1996 is 36%. This rate is increased over the effective rate for the year ended December 31, 1995 of 7% primarily due to the recognition of a full valuation allowance on the tax benefit relating to the fourth quarter charge of $740,000 which was
recognized in the Company's Latin American Operations.   The increase is also
due to the Company's United States Operations being taxed at a 25% effective tax rate, which is substantially higher than the rate recognized in the
Company's 1995 results.   The effective tax rate for the Company's United
States Operations is lower than the statutory tax rate of 34% due to a change in the valuation allowance previously established with respect to net operating loss carryforwards.

         EXTRAORDINARY ITEM NET OF INCOME TAX EXPENSE. The Company recognized a $57,000 extraordinary item in the year ended December 31, 1996, net of tax expense of $36,000. The extraordinary item is due to a gain recognized on the early extinguishment of debt. No extraordinary items were recognized in the year ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         From December 31, 1996 to December 31, 1997, total assets of the Company increased from $77.4 million to $115.8 million, total liabilities increased from $29.3 million to $61.8 million and total stockholders' equity
increased from $48.2 million to $54.0 million.   These changes are primarily
due to the acquisition of the Canadian Operations, the exercise of the underwriters' overallotment option relating to the Company's second public offering and increased debt.

         On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discount and offering costs, were approximately $27.2 million. Of these net proceeds, $4.0 million was used to pay the cash portion of the purchase price for the Canadian Operations and to retire certain existing debt obligations of the Canadian Operations, $3.0 million was used to retire certain debt obligations outstanding under a loan agreement with Wells Fargo Bank Texas, N. A., formerly First Interstate Bank of Texas, N. A., and $20.2 million has been used to purchase additional seismic data acquisition equipment and for working capital purposes.

         At December 31, 1997 the Company had $2.7 million of cash.   The
Company utilized $5.2 million net cash from operating activities in the year ended December 31, 1997 compared with $3.8 million of cash provided from operating activities in the year ended December 31, 1996. The increase in net cash utilized from operating activities is primarily due to an increase in net receivables of $15.6 million, net of the acquired balance from the Canadian Operations. The increase in receivables at December 31, 1997 is due to billings for work completed in the fourth quarter for two large projects in Alaska and work in progress for large projects in Alaska and Mexico.

         Net cash used in investing activities decreased to $16.3 million in the year ended December 31, 1997 from $33.2 million in the prior year. The decrease reflects a decline in consideration paid for acquisitions to $2.5 million in the year ended December 31, 1997 compared to $10.3 million for the year ended December 31, 1996. Additionally, equipment purchases decreased to $15.2 million during the year ended December 31, 1997 from $22.3 million during the year ended December 31, 1996.

         Net cash provided by financing activities decreased to $6.6 million for the year ended December 31, 1997 from $46.4 million in the year ended December 31, 1996 due to the completion of the Company's initial and secondary public offerings in 1996.

         On November 17, 1997, the Company entered into a $30 million credit agreement (the "Credit Agreement") with Sanwa Business Credit Corporation ("SBCC") which replaced the Company's existing $18 million facility with Wells Fargo Bank. The Credit Agreement provides for a term loan of $10 million, a capital expenditures line of credit of up to $10 million to fund required capital expenditures, of which $9.8 million was available as of December 31, 1997, and a revolving line of credit of up to $10 million to use for working capital requirements, of which $3.5 million was available as of December 31,
1997.   The Credit Agreement is collateralized by a lien on the Company's accounts receivable, equipment, machinery, fixtures, inventory, goods, chattel paper, documents, instruments, investment property, general intangibles and other personal property, whether then owned or thereafter acquired, and all products and proceeds thereof, and by guarantees by certain of the Company's subsidiaries.

         The term loan is repayable in 59 equal consecutive monthly installments through October, 2002, based on an 84 month amortization, with the remaining principal and interest due in November, 2002. The term loan bears a variable interest rate, which was approximately 9.5% at December 31, 1997. The capital expenditures line of credit is available to fund up to 85% of the
purchase price of equipment.   Draws under the capital expenditures line are
repayable based on a 60 month amortization, with the remaining principal and interest due in November, 2002. The capital expenditures line bears a variable interest rate , which was approximately 9.5% at December 31, 1997. The revolving line of credit may be drawn down from time to time through November, 2002 in an amount of up to 80% of the Company's "Eligible Accounts" (as defined in the Credit Agreement). The revolving line of credit is payable in full in November, 2002, and bears a variable interest rate, which was approximately 9.0% at December 31, 1997.

         In addition to certain customary affirmative covenants, the Credit Agreement contains restrictions on the Company with respect to (I) incurring "Debt" (as defined in the Credit Agreement), (ii) incurring or permitting to exist "Liens" (as defined in the Credit Agreement) on its property, assets or revenues, (iii) declaring or paying any dividends or other distributions on its capital stock (or acquiring any of its capital stock), (iv) issuing capital stock, (v) entering into certain transactions with affiliates, (vi) disposing of assets, and (vii) certain other matters. The Credit Agreement also contains financial covenants with respect to net income, minimum tangible net worth, the ratio of indebtedness to tangible net worth and the ratio of cash flow coverage.

         At March 16, 1998, the Company's estimated backlog of commitments for services totaled $83.3 million. The Company expects to complete approximately $59.3 million of these commitments during 1998 and it is expected that the balance will be completed by the end of the year 2000; however, commitments are subject to cancellation at the option of the Company's customers on short notice and sometimes without penalty. Backlog could be negatively impacted by a decline in oil and gas prices.

         The Company believes that its planned capital expenditures and operating requirements for the next 12 months will be funded from cash from operations and, to the extent available, borrowings under the Credit Agreement, and refinancing of capital leases. The Company may revise its plans in response to future changes in the oil and gas industry in general and the demand for its services in particular, its results of operations, its other capital requirements and other relevant factors. The Company believes that significant changes in the economic environment, such as oil and natural gas prices or interest rates, could materially effect the Company, including with respect to such matters as its ability to finance its capital expenditures.

IMPACT OF MEXICAN ECONOMY

         For the years ended December 31, 1995, 1996 and 1997 pro forma net revenues from the Latin American Operations were 26.0%, 21.5% and 20.4%, respectively, of pro forma net revenues of the Company. The Company's financial performance is, and will continue to be, affected by economic conditions in Mexico.

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

Inflation in Mexico for the years ended December 31, 1995, 1996 and 1997 was approximately 52.0%, 27.7%, and 15.7%, respectively, based on the consumer price index.

         The December 1994 devaluation of the peso has had a number of effects on the Mexican economy that have adversely affected the financial condition of Mexican companies, including Geoevaluaciones. The devaluation caused the peso value of Geoevaluaciones' dollar denominated indebtedness, which consists primarily of intercompany financing, to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso denominated financing as well as a general tightening of available credit in the Mexican economy.

         The prices Geoevaluaciones pays for certain equipment, energy and other materials are set, in part, by reference to international prices denominated in currencies other than pesos. Pursuant to Geoevaluaciones' contracts with PEMEX, certain of the costs incurred by Geoevaluaciones may be adjusted to take into account economic events such as inflation and devaluation of the peso. Geoevaluaciones' results of operations, denominated in pesos, are translated into U.S. dollars for inclusion in the Company's consolidated financial statements. However, increases in the peso to dollar exchange rate will result in a reduction of the dollar value of peso-based revenues of the Company as well as the dollar value of peso-based expenses of the Company. Likewise, decreases in such rate will result in increases in the dollar value of such revenues and expenses. As a result, such fluctuations could have a material adverse effect on the financial condition and results of operations of the Company. The table below sets forth the peso to dollar exchange rate during the periods indicated (based on the average of the closing rates published by Banco Mexicano de Comercio Exterior for each business day during such period) and the closing rate for the last day of each such period.

                                   PESO TO DOLLAR EXCHANGE RATE
                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------
                                   1995        1996        1997
                                   ----        ----        ----
 Average ......................    6.42        7.60        7.91
 Period end ...................    7.68        7.88        8.07

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

         The financial statements of Geoevaluaciones for the year ended December 31, 1995 and the results of Geoevaluaciones for the year ended December 31, 1996, which are included in the Company's consolidated financial statements, have been prepared using the peso as the functional currency as prescribed by Statement of Financial Accounting Standards No. 52 ("Statement 52"). Statement 52 requires that an entity's reporting currency, should be used as the functional currency if inflation in the primary economic environment exceeds 100% over a three-year period. If the financial statements of Geoevaluaciones had been prepared using the dollar as the functional currency for the two years ended December 31, 1996, net income would have been lower.

         The cumulative inflation rate in Mexico, as measured by the consumer price index, exceeded 100% for each three year period ended December 31, 1996 and 1997. Accordingly, the Company adopted the dollar as the functional currency beginning January 1, 1997 in accordance with Statement 52 and anticipates continuing with this method of accounting during 1998. Using the dollar as the functional currency resulted in adjustments to the consolidated statement of operations in 1997 for foreign currency translation gains and losses. In 1996, these amounts were included as amounts in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

Year 2000

         The Company recognized the importance of ensuring that neither its customers nor its business operations are disrupted as a result of Year 2000 software failures. The Company is communicating with customers, suppliers, financial institutions and other vendors with which it does business to coordinate Year 2000 conversion efforts. At the present time, the Company believes that its systems are substantially Year 2000 compliant and does not expect Year 2000 issues to materially affect its services, competitive position or financial performance. However, there can be no assurance that this will be the case. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Seismic Data Libraries

         The Company shares with various third parties an interest in seismic data libraries that are licensed to oil and gas companies on a non-exclusive basis. At December 31, 1997, such data had a gross value of $2.0 million, of which $1.4 million had been amortized. Costs are amortized on a project by project basis in proportion to management's estimates of total anticipated revenues. This data was acquired by the Company in 1997 in McKenzie County, North Dakota and Alberta, Canada. Risk factors considered when determining whether to undertake this project include the number of potential customers for the completed data, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data. Upon entering into these commitments, the Company obtained commitments for a majority of the anticipated costs of obtaining the data, however the Company cannot be certain that it will fully recoup its costs if it substantially underestimates the cost or market demand for such multi-client projects.

Interest in Oil and Gas Property

         In July 1997, the Company entered into an agreement with Hockley Production Company, L.L.C. ("Hockley") whereby the Company earned approximately a 5% interest in an oil and gas property in Harris County, Texas in exchange for the acquisition of 2-D seismic data over the surrounding area. As of December 31, 1997, the Company had a $476,000 interest in the oil and gas property as a result of this agreement. This property remains under development at December 31, 1997 and the Company cannot be certain that all capitalized costs will be recovered.

FEDERAL INCOME TAXES

         Provisions for income taxes are based on pretax income reported for financial statement purposes. Such provisions differ from amounts currently payable because certain items of income and expenses are recognized for income tax purposes in periods different from the periods for financial statement purposes. The tax effects of these timing differences, primarily with respect to depreciation and amortization, are reflected as deferred income taxes. The Company's income from the Latin American Operations will be subject to the statutory tax rate in Mexico of 34%, net of applicable inflation adjustments. Any Mexican income tax paid will be available as a credit against the Company's United States federal income taxes upon the repatriation of any Mexican earnings to the United states pursuant to tax treaties between Mexico and the United States.

IMPACT OF PRICING, INFLATION AND SEASONALITY

         The general availability of seismic data equipment and crews, and the level of exploration activity in the oil and gas industry, directly affect the cost of acquiring seismic data. The pricing of the Company's seismic data acquisition services is primarily a function of these factors. The Company believes that inflationary trends had no material impact on the results of its United States Operations during the three years ended December 31, 1997. The Latin American Operations in these periods were affected by the inflationary pressure on the Mexican economy insofar as the peso was devalued, the cost of peso-denominated financing rose sharply and the Mexican government sought to curb public spending. Inflation in Mexico for the years ended December 31, 1995, 1996, and 1997 was approximately 52.0%, 27.7% and 15.7% respectively, based on the consumer price index. As a result, net revenues decreased once revenues from the Company's operations in Mexico were translated from pesos to dollars.

         The Company's seismic data acquisition operations historically have been subject to seasonal fluctuation, with the greatest volume of data acquisition occurring during the summer and fall. The consolidation of the Operating Subsidiaries and the expansion into Alaska, Latin America and Canada may enable the Company to deploy its crews and utilize its equipment in disparate regions. The Company will attempt to conduct operations year-round with fewer days of down-time caused by inclement weather by working during the favorable operating seasons in different regions. The Company believes that the geographical diversification of its operations may reduce the impact of seasonal fluctuations.


RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") was issued. This statement was adopted in the fourth quarter of 1997. SFAS 128 simplified the standards for computing and presenting earnings per share ("EPS") under existing accounting principles and improved comparability to international accounting standards. SFAS 128 required the restatement of prior period EPS data. The adoption of this standard did not have a significant impact on the Company's financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains, and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Management has determined that the adoption of this standard will not have a significant impact on the Company's financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. Management has determined that the adoption of this standard will not have a significant impact on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of 3-D Geophysical, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of 3-D Geophysical Inc. and Subsidiaries (the "Company"), as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3-D Geophysical, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 16, on March 8, 1998, the Company, Western Atlas, Inc. ("Western") and WAI Acquisition Corp., a wholly-owned subsidiary of Western, entered into a definitive merger agreement providing for Western to acquire the Company. The merger is subject to the tender of a majority of the Company's outstanding shares of Common Stock and certain customary conditions.



Coopers & Lybrand LLP
Denver, Colorado
March 25, 1998

                          CONSOLIDATED BALANCE SHEETS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
--------------------------------------------------------------------------------

(in thousands, except share amounts)                             DECEMBER 31,     DECEMBER 31,
                                                                   1996              1997
ASSETS                                                           (Successor)      (Successor)
Current assets:
         Cash and cash equivalents                                 $  17,624      $   2,706
         Restricted cash                                                 820             --
         Accounts receivable billed, net of
                 the allowance for doubtful accounts of $49
                 and $130, respectively                               11,268         27,143
         Accounts receivable, unbilled                                 2,933          6,230
         Other receivables                                               282            354
         Deferred income taxes                                           108            243
         Prepaid expenses and other                                      999          3,625
                                                                   ---------      ---------
                          Total current assets                        34,034         40,301

Property and equipment, net of accumulated
                 depreciation of $5,525 and $14,656,
                 respectively                                         35,529         66,020
Goodwill, net of accumulated amortization of
                 $362 and $973, respectively                           6,115          8,201
Other assets                                                           1,755          1,223
                                                                   ---------      ---------
                            Total assets                           $  77,433      $ 115,745
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt and capital
                 leases                                            $   7,646      $  23,937
         Accounts payable                                             12,912         16,504
         Accrued liabilities                                           1,560          3,703
         Deferred revenue                                              1,536            648
                                                                   ---------      ---------
                          Total  current liabilities                  23,654         44,792


Long-term debt and capital leases, net of current maturities           4,677         16,632
Deferred income taxes                                                    937            371

Commitments and contingencies (see Notes 12 and 16)

Stockholders' equity:
         Common stock, $.01 par value, 25,000,000
           shares authorized, 11,100,000 shares and 11,916,666
           shares issued and outstanding as of December 31,
           1996 and 1997, respectively                                   111            119
         Preferred stock, $.01 par value,
           1,000,000 shares authorized, none issued
           and outstanding                                                --             --
         Additional paid in capital                                   51,426         57,096
         Retained earnings
                                                                         739            880
         Cumulative foreign currency translation adjustment
                                                                      (4,111)        (4,145)
                                                                   ---------      ---------
                                Total stockholders' equity            48,165         53,950
                                                                   ---------      ---------
                Total liabilities and stockholders' equity         $  77,433      $ 115,745
                                                                   =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                       FOR THE YEAR          FOR THE YEAR           FOR THE YEAR
                                                          ENDED                 ENDED                  ENDED
                                                       DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
                                                          1995                  1996                   1997
                                                    -----------------    -------------------    -------------------
                                                      (Predecessor)          (Successor)            (Successor)
Net revenues                                        $           9,825    $            51,754    $           101,016

Expenses
         Cost of data acquisition                               5,968                 40,032                 80,029
         Depreciation and amortization                            662                  4,106                  9,868
         General and administrative expenses                    1,038                  6,002                  9,470
                                                    -----------------    -------------------    -------------------
                                                                7,668                 50,140                 99,367
                                                    -----------------    -------------------    -------------------

Operating income                                                2,157                  1,614                  1,649

Other income (expense):
         Interest income                                          265                    461                    611
         Interest expense                                        (803)                (1,021)                (1,836)
         Foreign currency
           transaction/translation losses                        (120)                   (91)                   (68)
         Miscellaneous                                            238                    336                    344
                                                    -----------------    -------------------    -------------------
                                                                 (420)                  (315)                  (949)
                                                    -----------------    -------------------    -------------------

Income before provision for income taxes
  and extraordinary item                                        1,737                  1,299                    700
Provision for income taxes                                        130                    470                    420
                                                    -----------------    -------------------    -------------------
Income before extraordinary item                                1,607                    829                    280

Extraordinary item, net of tax  expense of $36
  and income tax benefit of $85                                     -                     57                   (139)
                                                    -----------------    -------------------    -------------------
Net income                                          $           1,607    $               886    $               141
                                                    =================    ===================    ===================

Income per share before extraordinary item
         Basic                                                           $              0.12    $              0.02
                                                                         -------------------    -------------------
         Dilutive                                                                       0.11                   0.02
                                                                         -------------------    -------------------
Extraordinary item per share, net of tax expense
         Basic                                                                          0.01                  (0.01)
                                                                         -------------------    -------------------
         Dilutive                                                                       0.01                  (0.01)
                                                                         -------------------    -------------------
Net earnings per share
         Basic                                                                          0.13                   0.01
                                                                         -------------------    -------------------
         Dilutive                                                        $              0.12    $              0.01
                                                                         -------------------    -------------------


Weighted average shares outstanding
         Basic                                                                         7,097                 11,917
                                                                         ===================    ===================
         Dilutive
                                                                                       7,224                 11,978
                                                                         ===================    ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    3-D GEOPHYISICAL, INC. and SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands)

                                                                             FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                                                  ENDED             ENDED             ENDED
                                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                                  1995              1996              1997
                                                                         ------------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Predecessor)      (Successor)       (Successor)
Net income                                                                $           1,607  $           886  $            141
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
     OPERATING ACTIVITIES:
     Depreciation and amortization                                                      662            4,106             9,868
     Gain on sale of fixed assets                                                      (350)            (192)             (138)
     Bad debt expense                                                                     -                -               107
     Deferred income taxes                                                              130              (15)             (701)
     Extraordinary loss (gain) on extinguishment of debt                                                 (93)              225
     Foreign currency transaction losses                                                                  91                68
     Changes in operating assets and liabilities, net of investing and financing activities:
     Effect  of  change  in   exchange  rate  on  operating  assets   and               197                1              (195)
        liabilities
     (Increase)  decrease  in  receivables,  net  of  the  allowance  for               504           (5,834)          (15,614)
        doubtful accounts
     (Increase) in prepaid expenses and other current assets                              -             (551)           (1,350)
     (Increase) decrease in other assets                                                 66           (1,294)              616
     Increase (decrease) in accounts payable                                         (1,156)           5,733               936
     Increase (decrease) in accrued liabilities                                          13             (576)            1,723
     Increase (decrease) in deferred revenue                                              -            1,536              (888)
                                                                          -----------------  ---------------  ----------------
          Total adjustments                                                              66            2,900            (5,343)
                                                                          -----------------  ---------------  ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      1,673            3,786            (5,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (147)         (22,264)          (15,212)
Cash consideration paid to acquire Operating
        Subsidiaries, net of cash acquired                                                -          (10,328)           (2,528)
Cash received from sale of property and equipment                                       350              245               609
Net change in restricted cash                                                             -             (820)              820
                                                                          -----------------  ---------------  ----------------
Net cash provided (used) by investing activities                                        203          (33,167)          (16,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings, net of underwriting discounts                             -           56,760             3,701
Cash paid in connection with the public offerings                                         -           (4,768)                -
Issuance of predecessor common stock                                                     28                -                 -
Cash paid to retire indebtedness of the Operating Subsidiaries                            -           (4,599)           (1,219)
Principal payments on notes payable and capital leases                                 (542)         (13,709)          (31,415)
Cash paid for debt financing costs                                                        -             (167)             (508)
Cash proceeds from borrowings under notes payable and capital leases                      -           15,051            36,070
Cash dividend paid to owners of predecessor company                                    (702)          (3,510)                -
Net borrowings under factor agreements                                                 (207)               -                 -
Cash received from overdraft balance                                                      -            1,348                 -
                                                                          -----------------  ---------------  ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (1,423)          46,406             6,629

Net increase (decrease) in cash                                                         453           17,025           (14,884)
Cash at beginning of period                                                             242              609            17,624
Effect of change in exchange rate on cash                                               (86)             (10)              (34)
                                                                          -----------------  ---------------  ----------------
CASH AT END OF PERIOD                                                     $             609  $        17,624  $          2,706
                                                                          =================  ===============  ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands)

                                                                                         Cumulative
                                                                                           Foreign
                                                              Additional                   Currency
                                                 Common        Paid-In       Retained    Translation
                                     Shares       Stock        Capital       Earnings    Adjustments       Total
                                    --------     --------      --------      --------    -----------      --------
Predecessor:
   Balance, December 31, 1994          1,401     $    292      $     --      $  3,458      $ (2,117)     $  1,633
   Foreign currency
     translation Adjustment               --           --            --            --          (739)         (739)
   Net income for the year                --           --            --         1,607            --         1,607
   Capital contribution                   --           29            --            --            --            29
   Dividend paid to
     Shareholders                         --           --            --          (702)           --          (702)

Predecessor:
                                    --------     --------      --------      --------      --------      --------
   Balance, December 31, 1995          1,401     $    321      $     --      $  4,363      $ (2,856)     $  1,828
Successor:
   Foreign currency
     translation Adjustment               --           --            --            --        (1,255)       (1,255)
   Recapitalization of
     Predecessor company                 246         (304)          304            --            --            --
   Issuance of common
     stock in connection
     with the Acquisition of
     Paragon                           1,314           13        (1,083)           --            --        (1,070)
   Issuance of common
     stock in connection
     with the Acquisition
     of Kemp                              39           --           294            --            --           294
  Public offerings of stock,
     net of underwriting
     discounts and
     offering costs                    8,100           81        51,911            --            --        51,992
   Dividend to predecessor
     company shareholders                 --           --            --        (4,510)           --        (4,510)
   Net income for the year                --           --            --           886            --           886
                                    --------     --------      --------      --------      --------      --------
Balance, December 31, 1996            11,100     $    111      $ 51,426      $    739      $ (4,111)     $ 48,165

   Issuance of common
     stock for underwriter's
     overallotment in
     connection with
     secondary offering                  525            5         3,696            --            --         3,701
   Issuance of common
     stock in connection
     with the Acquisition
     of J.R.S. Exploration,
     net of acquisition
     costs                               292            3         1,974            --            --         1,977
   Foreign currency translation
     adjustment                           --           --            --            --           (34)          (34)
 Net Income for the year                  --           --            --           141            --           141
                                    --------     --------      --------      --------      --------      --------
Balance, December 31, 1997            11,917     $    119      $ 57,096      $    880      $ (4,145)     $ 53,950
                                    ========     ========      ========      ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

1.    ORGANIZATION AND BASIS OF PRESENTATION

The Company is engaged in the provision of land-based and shallow water three-dimensional and two-dimensional seismic data acquisition services to the oil and gas industry in the Western Hemisphere.

On February 9, 1996, 3-D Geophysical, Inc. (the "Company") consummated an initial public offering (the "Initial Public Offering") and simultaneously acquired in separate transactions, in exchange for cash, notes and shares of common stock, Geoevaluaciones, S.A. de C.V. ("Geoevaluaciones"), Processos Interactivos Avanzados, S.A. de C.V. ("PIASA"), certain assets and liabilities of the land seismic business of Northern Geophysical of America, Inc. ("Northern"), Paragon Geophysical, Inc. ("Paragon") and Kemp Geophysical Corporation ("Kemp") (collectively, with J.R.S. Exploration Company, Limited, which was subsequently acquired in January 1997, referred to as the "Operating Subsidiaries").

For accounting purposes the acquisitions of Geoevaluaciones and PIASA have been treated as a recapitalization of Geoevaluaciones and PIASA with Geoevaluaciones (combined with PIASA) deemed to be the acquiror of the Company and considered the predecessor company. For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Initial Public Offering and the acquisition of the Operating Subsidiaries as described below, the "Successor" for the period subsequent to the Initial Public Offering and the acquisition of the Operating Subsidiaries and the "Company" for both periods. The Company's operations in Latin America (the "Latin American Operations") are comprised of the operations of Geoevaluaciones, 3-D Geophysical of Latin America Inc. and 3-D Geophysical, Inc.

The acquisitions of Northern, Paragon and Kemp were treated as business combinations accounted for by the purchase method of accounting as prescribed by Accounting Principles Board Opinion No. 16 and SEC Staff Accounting Bulletin No. 48. Northern and Kemp were valued at the fair market value of consideration given. In connection with the acquisitions of Northern and Kemp, the excess of consideration given over the fair market value of net assets acquired (goodwill)is being amortized on a straight-line basis over 15 years. The acquisition of Paragon's common stock in exchange for shares of the Company's Common Stock was accounted for at Paragon's historical costs. The accompanying consolidated financial statements include the accounts of Northern, Kemp and Paragon from February 9, 1996, the date of the acquisitions. As a result, the Company's statement of operations for the year ended December 31, 1996 is not comparable to the statements of operations for the years ended December 31, 1995 and 1994, and the Company's balance sheet as of December 31, 1996 is not comparable to its balance sheet as of December 31, 1995.

On January 27, 1997 the Company consummated the purchase of J.R.S. Exploration Company, Limited ("J.R.S. Exploration"), a Canadian seismic data acquisition company, by acquiring all of the issued and outstanding stock of several intermediate holding companies which existed solely as holding companies for the stock of J.R.S. Exploration. On that same date, in a separate transaction, the Company purchased all of the issued and outstanding stock of Siegfried & Siegfried Resource Consultants, Limited ("Siegfried & Siegfried"), a Canadian company owned by a key employee of J.R.S. Exploration, that leased certain seismic data acquisition equipment to J.R.S. Exploration. These acquisitions were effected through a newly-formed subsidiary of the Company, 3-D Geophysical of Canada, Inc. ("3-D Canada"), whereby shares of 3-D Canada, which have since been exchangeed into shares of the Company on a one-for-one basis, and cash were exchanged for the stock of the acquired companies. These acquisitions are being treated for accounting purposes as purchase business combinations, with the excess of consideration paid to acquire these companies over the fair market value of the assets acquired being accounted for as goodwill, which is being amortized over 15 years on a straight-line basis.

The condensed consolidated financial statements of the Company include the operations of J.R.S. Exploration and Siegfried & Siegfried (the "Canadian Operations") from January 1, 1997, which is the date that management of the Company and the former shareholders of the acquired companies deem to be the date upon which the Company assumed effective control of the Canadian Operations. Due to the acquisition of the Canadian Operations in January 1997 and the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

acquisitions of Northern, Paragon and Kemp after the end of the first month in the year ended December 31, 1996, and due to the fact that the financial statements reflect a full year of performance for the United States Operations during 1997, the Company's condensed consolidated financial statements as of and for the year ended December 31, 1997 is not comparable to the financial statements of the Company as of and for the year ended December 31, 1996.

The consideration paid to the former owners of the Canadian Operations and the allocation of such consideration to the acquired assets is as follows:

                                                                          (in thousands)
                                                                      -------------------
Cash paid for the stock and assets of the acquired companies          $             2,665
Stock issued to the former owners of the Canadian Operations
       at a price of $9.00 per share before considering acquisition                 2,625
       costs of $648
Liabilities assumed:
Bank overdraft                                                                        637
Accounts payable                                                                    2,019
Accrued and other current liabilities                                                 420
Current debt assumed                                                                1,139
                                                                      -------------------
Amounts allocated to acquired assets                                  $             9,505
                                                                      ===================

Allocation of the purchase price to the acquired assets:
Cash                                                                  $               137
Accounts receivable, trade                                                          3,516
Prepaid expenses and other current assets                                              28
Property and equipment                                                              3,082
Goodwill                                                                            2,742
                                                                      -------------------
                                                                      $             9,505
                                                                      ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Pro Forma Information (unaudited)

The accompanying summarized pro forma information for the Company for the year ended December 31, 1996 represents the operations of the Company as if the public offerings and the acquisition of the Operating Subsidiaries had occurred on January 1, 1996.

                                             For the Year Ended
                                             December 31, 1996
                                                (pro forma)
                                               ------------
Net sales                                      $     64,769
                                               ============
Extraordinary item, net of tax expense         $         57
                                               ============
Net income                                     $        903
                                               ============
Income per share before extraordinary item

  Basic                                        $       0.11
                                               ============
  Dilutive                                             0.11
                                               ============
Extraordinary item per share, net of tax
  Basic                                                0.01
                                               ============
  Dilutive                                             0.01
                                               ============
Earnings per share
  Basic                                                0.12
                                               ============
  Dilutive                                     $       0.12
                                               ============
Weighted Average Shares
  Basic                                               7,526
                                               ============
  Dilutive                                            7,652
                                               ============


The summarized pro forma information is not necessarily indicative of the actual results that would have been achieved if the Initial Public Offering and acquisitions of the Operating Subsidiaries had occurred on the date indicated or which may be realized in the future.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its domestic and foreign subsidiaries. The accounts of foreign subsidiaries have been adjusted to conform to U.S. generally accepted accounting principles and practices and converted to appropriate U.S. dollar equivalents. All material inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition and Revenue Adjustments

The Company generates revenue through performing seismic data acquisition and geophysical services. Revenues from seismic data acquisition and geophysical services are recognized as the work progresses on the percentage of completion method.

Net sales for the years ended December 31, 1996 and 1997 include contractual revenue adjustments of $1.0 million and $395,000 from the Latin American Operations, for which the related seismic data acquisition and geophysical services have been provided. These revenue adjustments are based on independent economic data, primarily the Mexican inflation rate as measured by the consumer price index. Certain of these revenue adjustments recognized for the year ended December 31, 1997, for which the Company has the contractual right to invoice, have not been invoiced pending

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

final review by the Company's major customer in Mexico. The Company, historically, has been able to collect these revenue adjustments and, accordingly, the Company has not recorded a valuation allowance against these amounts as of December 31, 1997.

The costs of mobilization and demobilization of equipment to job sites have been deferred and are being amortized over the life of the project and/or contract.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investment with original maturities of three months or less.

Restricted Cash

The Company's restricted cash, due to a compensating balance arrangement as of December 31, 1996 was invested in short- term, highly-liquid investments. The carrying amount approximated fair value due to the short-term maturity of these investments.

Seismic Data Libraries

The costs incurred in the acquisition of proprietary seismic data, which is marketed to potential users of the data, are capitalized and included in other assets. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of total anticipated revenues. On a periodic basis, the carrying value is compared to the estimated future revenues and, if appropriate, is reduced to its estimated net realizable value.

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

The Company has accounted for its 5% interest in an oil and gas property which the Company earned in 1997 through an agreement entered into in 1997 using the full cost method of accounting. Under this method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its properties under development which are not currently being amortized. For the year ended December 31, 1997, exploration and development related overhead costs and interest costs of $26,000 and $33,000, respectively, have been capitalized to oil and gas properties. The Company has not begun amortization on its properties as related properties are currently in the development stage.

Lease Obligations

The Company acquires equipment and vehicles under capital leases. Lease terms generally range up to two years for equipment and five years for vehicles. The majority of the leases contain bargain purchase options at the end of the lease term. In addition, the Company rents facilities, field and office equipment under operating leases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

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

The cumulative inflation rate in Mexico, as measured by the consumer price index, exceeded 100% for each three year period ended December 31, 1996 and 1997. Accordingly, the Company adopted the dollar as the functional currency beginning January 1, 1997 in accordance with Statement 52 and anticipates continuing with this method of accounting during 1998. Using the dollar as the functional currency resulted in adjustments to the consolidated statement of operations in 1997 for foreign currency translation gains and losses. In 1996, these amounts were included as amounts in cumulative foreign currency translation adjustments, reflected in stockholders' equity, and were not charged to earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period in which the tax rate change is enacted. The Company establishes a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

Goodwill

Goodwill, principally derived from the acquisition of the land-based seismic division of Northern and the acquisition of J.R.S. Exploration, represents the excess of cost over fair value of net assets acquired and is being amortized over 15 years using the straight-line method.

The recoverability of non-current operating assets is periodically assessed by comparing estimated expected undiscounted future cash flows generated by those assets with their carrying value. If the carrying value exceeds the undiscounted cash flows, goodwill will be eliminated before reducing the carrying amounts of non-current operating assets.

Earnings Per Share

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the year ended December 31, 1997 and all historical income per share data presented has been restated to conform to the provisions of this statement. This statement established new standards for computing and presenting earnings per share ("EPS"). Basic EPS is calculated by dividing net income (loss) by the weighted average common shares outstanding. Dilutive EPS is calculated by dividing net income (loss) by the weighted average common shares and potentially dilutive securities outstanding during the period. See Note 14.

Supplemental Disclosure of Cash Flow Information

The following table contains supplemental disclosures of cash flow information and disclosure of certain non-cash investing and financing activities:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

                                                                 1995                 1996               1997
                                                             (Predecessor)        (Successor)         (Successor)
                                                        ------------------   ------------------  ------------------
    Cash paid for interest                              $              789   $              972  $            1,668
    Cash paid for income taxes                          $               26   $              616  $              494

Non-cash investing and financing activities
    Purchase of equipment and vehicles through the
         assumption of capital lease  obligations and
         notes payable                                  $              863   $            1,618  $           23,591
    Dividend to Predecessor shareholders                $                -   $            1,000  $                -
    Forgiveness of debt                                 $                -   $               93  $                -

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, such as amounts relating to unbilled accounts receivable, deferred revenues, seismic data libraries and an interest in oil and gas property, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.    PUBLIC OFFERINGS OF COMMON STOCK

On February 9, 1996, the Company completed an initial public offering of 4,000,000 shares of common stock at a price to the public of $7.50 per share. Subsequently, on February 21, 1996, the underwriters exercised their overallotment option to purchase an additional 600,000 shares at a price to the public of $7.50 per share. The proceeds, net of the underwriters' discounts and offering costs, were approximately $28,457,000. Of these net proceeds, $3,510,000 was treated, for accounting purposes, as a dividend to the former stockholders of Geoevaluaciones and PIASA, approximately $10,328,000 was used to purchase the land seismic assets of Northern and all of the capital stock of Kemp, approximately $4,599,000 was used to retire certain indebtedness of the Operating Subsidiaries, $152,000 was used to retire capital leases and $1,149,000 was paid subsequent to the closing of the acquisitions as a purchase price adjustment for the purchase of the land seismic assets of Northern. The Company recognized $57,000 of extraordinary gain (or $.01 per share) in the year ended December 31, 1996, net of tax, from the retirement of a certain portion of the acquired debt.

On December 17, 1996, the Company completed a second public offering of 3,500,000 shares of Common Stock at a price to the public of $7.50 per share. Subsequently, on January 2, 1997, the underwriters exercised their overallotment option to purchase an additional 525,000 shares at a price to the public of $7.50 per share. The net proceeds to the Company (after deducting underwriting discounts and commissions and offering expense) were approximately $27,200,000. Of this amount, $20.2 million was used for capital expenditures, $4.0 million was used to fund the cash portion of the purchase price for J.R.S. Exploration and to retire certain existing debt obligations of J.R.S. Exploration, and $3.0 million was used to retire indebtedness incurred under the Loan Agreement with Wells Fargo Bank of Texas, N.A.

3.    CONCENTRATIONS OF CREDIT RISK and BUSINESS SEGMENTS

During the year ended December 31, 1995, which included only the operations of Geoevaluaciones and PIASA, one customer accounted for 100.0% of net sales. For the year ended December 31, 1996, three customers accounted for 23.0%, 16.9%, and 14.0% of net sales, respectively, and for the year ended December 31, 1997, two customers accounted for 20.5% and 16.2% of net sales, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

3.    CONCENTRATIONS OF CREDIT RISK and BUSINESS SEGMENTS

As of December 31, 1996, two customers accounted for 33.3% and 12.6% of accounts receivable, respectively, and as of December 31, 1997, three customers accounted for 35.2%, 12.7% and 11.4% of accounts receivable, respectively.

The following table presents certain financial information about the operations of the Company during the years ended December 31, 1996 and 1997.

                                YEAR ENDED                YEAR ENDED
                             DECEMBER 31, 1996         DECEMBER 31, 1997
                             -----------------         -----------------
                               (in thousands)          (in thousands)
 NET REVENUES                    $  51,754                 $ 101,016
                                 =========                 =========
   United States Operations         39,373                    64,212
   Latin American Operations        12,381                    24,909
   Canadian Operations                   *                    11,895

 OPERATING INCOME                $   1,614                 $   1,649
                                 =========                 =========
   United States Operations          4,973                     2,936
   Latin American Operations        (1,071)                     (468)
   Canadian Operations                   *                     1,203
   Corporate                        (2,288)                   (2,022)

 TOTAL ASSETS                    $  77,433                 $ 115,745
                                 =========                 =========
   United States Operations         43,994                    68,490
   Latin American Operations        14,913                    27,526
   Canadian Operations                   *                    18,215
   Corporate                        18,526                     1,514

* Not applicable

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Management has determined that the adoption of this standard will not have a significant impact on the Company's financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. Management has determined that the adoption of this standard will not have a significant impact on the Company's financial statements.

6.    COST AND BILLINGS ON UNCOMPLETED CONTRACTS

The following represents cost incurred and billings on uncompleted contracts:

                                                                     DECEMBER 31,
                                                                     ------------
                                                            1996                   1997
                                                         (Successor)            (Successor)
                                                                  (in thousands)
                                                    ---------------------------------------
Cost incurred and estimated earnings on
                 uncompleted contracts              $            4,932      $        27,706
Billings on uncompleted contracts                                1,999               21,476
                                                    ------------------      ---------------
Unbilled accounts receivable                        $            2,933      $         6,230
                                                    ==================      ===============

Billings on uncompleted contracts                   $            2,282      $         3,932
Cost incurred and estimated earnings on
                 uncompleted contracts                             746                3,285
                                                    ------------------      ---------------
Deferred revenue                                    $            1,536      $           648
                                                    ==================      ===============

Unbilled accounts receivable represents services which the Company has performed for which it has not yet invoiced customers. Deferred revenue represents invoices which have been submitted to customers for services which have yet to be performed.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

7.    PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

                                                                    DECEMBER 31,
                                                                    ------------
                                                            1996                  1997
                                                         (Successor)          (Successor)
                                                                  (in thousands)
                                                    ---------------------------------------
Mobilization costs                                  $              466   $              366
Prepaid insurance                                                  325                  515
Deposits                                                           145                2,136
Inventory                                                           50                  188
Prepaid taxes                                                       13                  420
                                                    ------------------   ------------------
     Total prepaid expenses and other current
        assets                                      $              999   $            3,625
                                                    ==================   ==================

Bank financing charges                              $              167   $              391
Seismic data library, net                                            -                  577
Prepaid expenses                                                   507                    -
J.R.S. Exploration acquisition costs                               374                    -
Information system costs                                           200                  133
Mobilization costs                                                 270                    -
Deposits                                                           177                   81
Other                                                               60                   41
                                                    ------------------   ------------------
     Total non-current other assets                 $            1,755   $            1,223
                                                    ==================   ==================

Seismic Data Libraries

The Company shares an interest with various third parties in seismic data libraries that is licensed to oil and gas companies on a non-exclusive basis. At December 31, 1997, such data had a gross value of $2.0 million, of which $1.4 million had been amortized. Costs are amortized on a project by project basis in proportion to management's estimate of total anticipated revenue. This data was acquired by the Company in 1997 in McKenzie County, North Dakota and Alberta, Canada. Risk factors considered when determining whether to undertake this project include the number of potential customers for the completed data, the probability and timing of future lease, concession, exploration and development activity in the area, and the availability, quality and price of competing data. Upon entering into these commitments, the Company obtained commitments for a majority of the anticipated costs of obtaining the data, however the Company cannot be certain that it will fully recoup its costs if it substantially underestimates the cost or market demand for such multi-client projects.

The Company entered into an agreement with a third party whereby the Company will lease 4 vehicles which are currently under construction. During the period in which the said vehicles are being constructed, the third party has agreed to loan the Company similar vehicles in exchange for a deposit of $1.1 million. This deposit was made on December 31, 1997 and will be refunded to the Company upon the return of the loaned vehicles.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

8.    PROPERTY AND EQUIPMENT, NET

Property and equipment, which includes assets held under capital leases, consists of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                            1996                  1997
                                                         (Successor)          (Successor)
                                                                    (in thousands)
                                                    ------------------   ------------------
Field equipment                                     $           35,283   $           71,200
Transportation equipment                                         3,687                6,052
Computer equipment                                               1,246                1,749
Office equipment, furniture and fixtures                           239                  536
Buildings and property                                             599                1,139
                                                    ------------------   ------------------
                                                                41,054               80,676
Less accumulated depreciation and amortization                   5,525               14,656
                                                    ------------------   ------------------
Property and equipment, net                         $           35,529   $           66,020
                                                    ==================   ==================

In July 1997, the Company entered into an agreement with Hockley Production Company, L.L.C. ("Hockley") whereby the Company earned approximately a 5% interest in an oil and gas property in Harris County, Texas in exchange for the acquisition of 2-D seismic data over the surrounding area. As of December 31, 1997, the Company has capitalized $476,000 of exploration costs in connection with this agreement, which costs are included in buildings and property. This property remains under development at December 31, 1997 and, as such, the Company has not begun to amortize the property. As of December 31, 1997, the Company has generated no revenue in connection with this property. The Company will continue to evaluate the property over the next few years.

Assets held under capital leases total approximately $18.7 million, net of accumulated depreciation of $1.3 million for the year ended December 31, 1997 and $2.8 million, net of accumulated depreciation of $419,000 for the year ended December 31, 1996. For the years ended December 31, 1997 and 1996, 83.7% and 0.0% of assets held under capital leases represented field equipment, respectively, and 16.3% and 100.0% represented vehicles, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities consists of the following:

                                                                   DECEMBER 31,
                                                                   ------------
                                                            1996                 1997
                                                         (Successor)          (Successor)
                                                                (in thousands)
                                                    ------------------   -----------------
Value added tax payable                             $                -   $             727
Accrued employee related cost                                      385                 878
Accrued insurance                                                  308                 344
Accrued contract costs                                             203                   -
Advance payments                                                   243                   -
Accrued taxes                                                      255               1,377
Other accrued expenses                                             166                 377
                                                    ------------------   -----------------
                                                    $            1,560   $           3,703
                                                    ==================   =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

10.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Long-term debt and capital lease obligations as of December 31, 1996 and 1997 are as follows:

                                                                                                          DECEMBER 31,
                                                                                                          ------------
                                                                                                       1996            1997
                                                                                                   (Successor)     (Successor)
                                                                                                        (in thousands)
                                                                                                    --------------------------
Note payable to Sanwa Business Credit Corporation, due in monthly installments through October
         1, 2002 at a variable interest rate of 9.5% at December 31, 1997                           $        -     $     9,881
Revolving Credit Loan for working capital expenditures with Sanwa Business Credit Corporation
         due in November 2002 at a variable interest rate of 9.0% at December 31, 1997                       -           6,483
Revolving Credit Loan for capital expenditures with Sanwa Business Credit Corporation due in
         November, 2002 at a variable interest rate of 9.5% at December 31, 1997                             -             220
Capital lease obligation to Diamond Lease due in monthly Installments through
         September 1, 1999 at a fixed annual interest rate of 7.75%                                          -          10,492
Capital lease obligation to Mitcham Industries due in monthly installments
         through April 15, 1998 at a imputed interest rate of 9.5%                                           -           7,645
Capital lease obligation to Amplicon Financial due in monthly installments
         through January 1, 2000 at a fixed interest rate of 10.0%                                           -           2,204
Note payable to Mitcham Industries due in monthly installments through January 30, 1998 at a
         fixed annual interest rate of 4.72%                                                                 -           1,102
Note payable to Wells Fargo Bank of Texas, N.A. due in monthly installments
         through July 31, 1999 at a variable interest rate of 9.25% at December 31,  1996                7,712               -
Revolving Credit Loan with Wells Fargo Bank of Texas, N.A., due on May 31, 1997 at a variable
         interest rate of 9.25% at December 31, 1996                                                     2,200               -
Note payable to former shareholders of the Predecessor, due in semi-annual installments through
         February 8, 1998 at a fixed interest rate of 8.0%                                                 750             250
Capital lease obligations to Southwest Leasing Company, due in monthly installments through
         March, 2001 at fixed interest rates varying from 9.6% to 12.2%.                                 1,105           1,473
Capital lease obligations to Ford Motor Commerical, due in monthly installments through August
         1, 2001 at fixed interest rates varying from 8.3% to 9.6%.                                          -             393
Note payable to Imperial Premium Financing, due in semi-annual installments through August 6,
         1999 at a fixed interest rate of 7.9%                                                               -             169
Capital lease obligation to Softech Financial at a fixed interest rate of 9.4%                             129              70
Capital lease obligations to Century Geophysical, due in monthly installments through May, 1997
         at a fixed interest rate of 12.0%                                                                 107               -
Note payable to Trace Exploration, due in monthly payments through March, 1997 at a fixed
         interest rate of 8%                                                                               208               -
Miscellaneous notes payable and capital lease obligations, interest payable from 5.9% to 10.75%,
         due in monthly installments through January, 2000                                                 112             187
                                                                                                    ----------     -----------
                                                                                                    $   12,323     $    40,569
                                                                                                    ==========     ===========

Current portion                                                                                     $    7,646     $    23,937
                                                                                                    ==========     ===========
Non-current portion                                                                                 $    4,677     $    16,632
                                                                                                    ==========     ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

10.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION (continued)

On November 17, 1997, the Company entered into a $30 million credit agreement (the "Credit Agreement") with Sanwa Business Credit Corporation ("SBCC") which replaced the Company's existing $18 million facility with Wells Fargo Bank Texas, N.A. ("Wells Fargo"). The Credit Agreement provides for a term loan of $10 million, a capital expenditures line of credit of up to $10 million, of which $9.8 million was available as of December 31, 1997, and a revolving line of credit of up to $10 million to use for working capital requirements, of
which $3.5 million was available as of December 31, 1997.   The Credit
Agreement is collateralized by a lien on the Company's accounts receivable, equipment, machinery, fixtures, inventory, goods, chattel paper, documents, instruments, investment property, general intangibles and other personal property, whether then owned or thereafter acquired, and all products and proceeds thereof, and is guaranteed by certain of the Company's subsidiaries.

The term loan is repayable in 59 equal consecutive monthly installments through October, 2002, based on an 84 month amortization, with the remaining principal and interest due in November, 2002. The term loan bears a variable interest rate, which was approximately 9.5% at December 31, 1997. The capital expenditures line of credit is available to fund up to 85% of the purchase
price of equipment.   Draws under the capital expenditures line are repayable
based on a 60 month amortization, with the remaining principal and interest due in November, 2002. The capital expenditures line bears a variable interest rate which was approximately 9.5% at December 31, 1997. The revolving line of credit may be drawn down from time to time through November, 2002 in an amount of up to 80% of the Company's "Eligible Accounts" (as defined in the Credit Agreement). The revolving line of credit is payable in full in November, 2002, and bears a variable interest rate, which was approximately 9.0% at December 31, 1997.

In addition to certain customary affirmative covenants, the Credit Agreement contains restrictions on the Company with respect to (i) incurring "Debt" (as defined in the Credit Agreement), (ii) incurring or permitting to exist "Liens" (as defined in the Credit Agreement) on its property, assets or revenues, (iii) declaring or paying any dividends or other distributions on its capital stock (or acquiring any of its capital stock), (iv) issuing capital stock, (v) entering into certain transactions with affiliates, (vi) disposing of assets, and (vii) certain other matters. The Credit Agreement also contains financial covenants with respect to net income, minimum tangible net worth, the ratio of indebtedness to tangible net worth and the ratio of cash flow coverage.

Pursuant to the early extinguishment of the Credit Agreement with Wells Fargo in the fourth quarter of 1997, the Company recognized an extraordinary loss of $139,000, net of a tax benefit of $85,000, relating to the write-off of unamortized debt financing costs.

Annual maturities on the Company's notes payable and capital lease obligations are as follows: (in thousands)

                           1998               $23,937
                           1999                $8,719
                           2000                $2,128
                           2001                $1,618
                           2002                $4,167

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

11.   INCOME  TAXES (continued)

The provision (benefit) for taxes on income before extraordinary items for 1995, 1996 and 1997 is summarized below (in thousands):

                                1995              1996                1997
                           (Predecessor)       (Successor)         (Successor)
                        -----------------  ----------------   -----------------
      Current:
         Federal        $               -  $            417   $               -
         State                          -               125                   -
         Foreign                        -               (23)              1,036
      Deferred:
         Federal                        -               (49)               (217)
         State                          -                60                 (32)
         Foreign                      130               (24)               (452)
                        -----------------  ----------------   -----------------
                        $             130  $            506   $             335
                        =================  ================   =================

The reported amount of income tax expense on consolidated pretax income differs from the amount of income tax expense that would result from applying domestic federal statutory tax rates to consolidated pretax income for the following reasons (in thousands):

                                                            1995                    1996                     1997
                                                        (Predecessor)           (Successor)               (Successor)
                                                    ------------------    --------------------    ----------------------
         U.S. federal statutory expense             $              591    $                443     $                 162
         State taxes, net of federal benefit                         -                     114                        24
         Foreign income taxed at higher (lower)
           rates                                                  (461)                     66                       191
         Meals and entertainment                                     -                      56                       239
         Nondeductible goodwill amortization                         -                       -                        99
         Change in the valuation allowance,
           U.S.                                                      -                    (417)                        -
         Change in the valuation allowance,
           foreign                                                   -                     244                      (244)
         Other permanent differences,
           principally Mexican inflation
           adjustments                                               -                       -                      (136)
                                                    ------------------    --------------------    ----------------------
                                                    $              130    $                506    $                  335
                                                    ==================    ====================    ======================


The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):

                                                                      December 31,
                                                               1996                  1997
                                                            (Successor)          (Successor)
                                                       ------------------   ------------------
        Domestic current deferred income taxes:
           Deferred tax assets:
              Vacation accrual                         $               75   $              146
              Allowance for doubtful accounts                          33                   82
              Non compete agreements                                    -                   15
                                                       ------------------   ------------------
        Current deferred tax asset                     $              108   $              243
                                                       ==================   ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

11.   INCOME  TAXES (continued)

                                                                           December 31,
                                                                       1996          1997
                                                                    (Successor)  (Successor)
                                                                    -----------  -----------
    Domestic non-current deferred income taxes:
        Deferred income tax assets:
          Net operating loss carryforwards                            $    323    $  2,503
          Alternative minimum tax credit carryforwards                     134         106
                                                                      --------    --------
                                                                           457       2,609
        Deferred tax liabilities:
          Property and equipment                                           624       2,907
          Goodwill                                                         276          --
                                                                      --------    --------
                                                                           900       2,907
                                                                      --------    --------

    Non-current deferred income tax liability                         $    443    $    298
                                                                      ========    ========

                                                                          December 31,
                                                                        1996        1997
                                                                    (Successor)  (Successor)
                                                                    -----------  -----------
    Foreign non-current deferred income taxes:
       Deferred income tax assets:
         Net operating loss carryforwards                             $ 1,012     $ 1,368
         Advance income                                                    80          --
                                                                      -------     -------
       Total foreign deferred income tax assets                         1,092       1,368


       Deferred income tax liabilities:
         Property and equipment                                         1,342       1,441
                                                                      -------     -------
    Net deferred income tax liability before valuation                    250          73
      allowance
    Less valuation allowance                                             (244)         --
                                                                      -------     -------

    Net deferred income tax liability after valuation allowance       $   494     $    73
                                                                      =======     =======


The decrease of $417,000 in the valuation allowance for deferred tax assets for domestic operations in fiscal 1996 related to benefits arising from operating loss carryforwards attributable to an acquired entity. As of December 31, 1996 and 1997, the Company had approximately $3,805,000 and $10,560,000 of net operating loss carryforwards, respectively, available to reduce income taxes. The change in the valuation allowance of $244,000 for foreign operations relates to the Company's operations in Peru. The Company believes it is more likely than not that the benefits from its net operating loss carryforwards will be realized through the reversal of timing differences and the anticipation of having sufficient taxable income in future periods to utilize such benefits.

Undistributed earnings intended to be reinvested indefinitely by the foreign subsidiaries totaled $3,927,929 at December 31, 1997. Accordingly, no U.S. deferred income tax has been recorded.

12.   COMMITMENTS AND CONTINGENCIES

      On September 23, 1997, Geoevaluaciones was served with a notice of a lawsuit filed in the 10th Federal District Court in Mexico City by Kelman Technologies, Inc., formerly Capilano International, Inc. (Capilano) claiming damages of approximately $8 million (plus interest, legal fees and other expenses) pursuant to a non-binding Letter of Intent executed by and between Capilano and Geoevaluaciones on June 3, 1991 and superseded by the parties

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

12.   COMMITMENTS AND CONTINGENCIES (continued)

on June 1, 1992 with the execution of a Technical Assistance Agreement. The Company filed a timely response to the complaint, denying in its entirety Capilano's right to any of the claimed damages, interest and expenses, and contesting Capilano's complaints as either not grounded in fact or as misconstructions of actual events. While the Company, is not able to estimate the effect, if any, on Geoevaluaciones's results of operations and financial position which may result from the resolution of this matter, the Company believes that Geoevaluaciones has meritorious defenses to each of Capilano's allegations. The former shareholders of Geoevaluaciones have pledged 60,000 shares of common stock to provide for any costs incurred by the Company in connection with this lawsuit.

During November and December of 1997, SUNAT (the revenue branch of the Peruvian government) began a review of the 1996 and 1997 operations in Peru. On December 2, 1997, as a result of this review, the Company was served with a notice of embargo for $478,507 relating to the Company's alleged non-compliance with certain provisions of Peruvian tax law relating to value-added taxes. On December 12, 1997, payment was made to the SUNAT, and subsequently, the embargo was released. Additionally, the Company made payments directly to the SUNAT of approximately $32,000. On the December 24, 1997, the Company's attorney presented a petition claiming a refund of the money as, pursuant to Peruvian law, the SUNAT had failed to respond with a payment order in a timely manner. Payment orders were subsequently issued by the SUNAT and approximately $137,000, the excess of the embargoed amount over the payment orders, was refunded to the Company in 1998. The Company recorded a fourth quarter charge of $190,000 relating to this matter and was carrying approximately $321,000 as a prepaid expense at December 31, 1997. Although there can be no assurance of a positive outcome, the Company believes it has meritorious defenses to the SUNAT's allegations and is actively disputing the claims against it.

The Company is a defendant in or party to a number of lawsuits arising in the ordinary course of its business. While the outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that any of these lawsuits will have a material adverse effect on its operations, cash flows or financial position.

The Company leases premises, vehicles, helicopter services, equipment and vessels under operating leases. Rent expense for each of the three years in the period ending December 31, 1997 was $299,000, $3.5 million and $13.9 million, respectively. Rental and lease charges vary based on contract requirements and location. The significant increase in rent expense in the years ended December 31, 1996 and 1997 was the result of additional contracts in Alaska and Latin America, areas that require extensive helicopter services and vessel leases. The Company's lease commitments for vehicles, helicopter services, equipment and vessels are limited to specific contract needs and, as such, can increase or decrease based on contracts received from customers. Future minimum lease payments under operating leases in effect at December 31, 1997, which consists primarily of facilities leases, are as follows:

         Year ending December 31:
         1998                                $           869
         1999                                            517
         2000                                            483
         2001                                            380
         2002 and thereafter                             206
                                             ---------------
                                             $         2,455
                                             ===============

The Company has instituted a 401(k) retirement plan for the benefit of its employees. All U.S. employees of the Company are eligible to participate after having completed one year of service. Employees are permitted to make contributions of up to 16% of their salary to a maximum of $9,500 per year.
The Company contributes an amount equal to one-half of the employee's contribution up to 4% of the employees salary. During 1997, the Company contributed $60,200 to the 401(k) plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

13.   COMMON STOCK

The Company's Certificate of Incorporation provides for authorized capital stock of 25,000,000 shares of Common Stock, par value $.01 per share, of which 11,100,000 shares and 11,916,666 shares were outstanding at December 31, 1996 and December 31, 1997, respectively, and 1,000,000 shares of Preferred Stock, $.01 par value per share, of which no shares were outstanding at December 31, 1996 and December 31, 1997. On February 6, 1996, the Company effected a 2,717.66 to one stock split of its existing Common Stock. This was done in conjunction with the recapitalization of the Company immediately prior to the Company's initial public offering.

In 1997, the Company implemented the 1997 Long-Term Incentive Compensation Plan, the purpose of which is to provide directors, officers, and other key employees and consultants of the Company and its subsidiaries with additional incentives by providing them with the opportunity to increase their ownership interests in the Company through the granting of options to purchase Common
Stock.   This plan replaced the 1995 Long-Term Incentive Compensation Plan which was implemented in 1996. Options are generally exercisable in three or four equal installments after each 12 months past the grant date and expire within ten years. The maximum number of shares of Common Stock that may be subject to awards granted under the 1997 and 1995 Plans is 750,000 and 720,000, respectively. In addition, other options were granted to key members of management outside of the Plan during 1997 and 1996. Options granted outside of the Plan generally vest in three equal installments after each 12 months past the grant date and expire in ten years.

                                                             Weighted Average
                                                    Number    Exercise Price
                                                   --------- ----------------
      Outstanding at January 1, 1996                       -           -
      Granted during 1996                            893,352   $    8.32
      Exercised during 1996                                -           -
      Forfeited during 1996                            4,300   $    7.38
      Expired during 1996                                  -           -
                                                   ---------   ---------
      Outstanding at December 31, 1996               889,052   $    8.32
                                                   =========   =========
      Exercisable at December 31, 1996                     -           -
                                                   =========   =========

      Granted during 1997                            397,800        7.06
      Exercised during 1997                                -           -
      Forfeited during 1997                           22,625        6.96
      Expired during 1997                                  -           -
                                                   ---------   ---------
      Outstanding at December 31, 1997             1,264,227        7.95
                                                   =========   =========
      Exercisable at December 31, 1997               598,692        8.17
                                                   =========   =========


The following information relates to options outstanding as of December 31, 1997:

                                                         Weighted
                                                          Average
                          Weighted Average   Number      Price of
               Exercise   Remaining Life   Currently     Options
  Number        Price        (years)      Exercisable  Exercisable
----------    ----------    ----------    -----------  -----------
   515,000    $     7.50          8.11       360,000    $     7.50
    37,600          7.38          8.32         9,400          7.38
   160,150         12.31          8.32        97,121         12.31
    75,000          6.25          8.32        18,750          6.25
    13,675          7.38          8.61         3,419          7.38
    40,002          8.50          8.75        40,002          8.50
    30,000          8.25          8.75        10,000          8.25
    15,000          9.88          9.08            --            --
    30,000          5.25          9.32            --            --
    60,000          6.50          4.79        60,000          6.50
   287,800          7.25          9.87            --            --
----------    ----------    ----------    ----------    ----------
 1,264,227    $     7.95          8.48       598,692    $     8.17
==========    ==========    ==========    ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

13.   COMMON STOCK (continued)

The Company is using the intrinsic value method of accounting for compensation cost in relation to the granting of stock options under the 1995 and 1997 Plans. There was no compensation cost recognized in 1996 or 1997 as the exercise price of options granted was equal to the fair market value of the Company's Common Stock on each grant date. The weighted-average grant-date fair value of options granted during 1996 and 1997 is $8.66 and $7.45, respectively. In calculating the fair value of options granted in 1997 and 1996, using the Black-Scholes model, the Company used the following information:

                                              1996                 1997
                                             -------             -------
      Risk-free interest rate                 6.95 %              5.50 %
      Expected option life                   7 years             7 years
      Expected volatility                    61.04 %             56.44 %
      Expected dividends                           -                   -

The Company would have recognized the following had the fair value based method of accounting been used to record compensation cost relating to options granted under the 1995 and 1997 Plans:

                                                                1996            1997
                                                           ------------    ------------
     Net income as reported                                $    886,000    $      8,000
            Compensation cost, net of income tax effect
            of $29,640 and $49,400, respectively                 48,360          80,600
                                                           ------------    ------------
     Pro forma net income (loss)                                837,640         (72,600)
                                                           ============    ============
     Pro forma earnings (loss) per share
              Basic                                                0.12           (0.01)
                                                           ============    ============
              Dilutive                                     $       0.12    $      (0.01)
                                                           ============    ============

     Pro forma weighted average shares
              Basic                                           7,097,374      11,916,666
                                                           ============    ============
              Dilutive                                        7,223,807      11,977,628
                                                           ============    ============

14.   EARNINGS PER SHARE

The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the year ended December 31, 1997 and all historical income per share data presented has been restated to conform to the provisions of this statement. This statement established new standards for computing and presenting earnings per share ("EPS"). The weighted average number of shares used in the earnings per share calculations is determined as following:

                                                                                   For the Year           For the Year
                                                                                       Ended                  Ended
                                                                                 December 31, 1996      December 31, 1997
                                                                                 -----------------      -----------------
 Weighted average common shares outstanding for calculation of Basic EPS              7,097,374             11,916,666
                                                                                      =========             ==========

 Effect of Dilutive Securities, principally common stock options                        126,433                 60,962
                                                                                      ---------             ----------
 Weighted average common shares outstanding for calculation of Dilutive EPS           7,223,807             11,977,628
                                                                                      =========             ==========

Options to purchase 546,627 and 235,150 shares of common stock at a weighted average per share price of $9.01 and $12.31 were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

15.   RELATED PARTY TRANSACTIONS

In October 1997, the Company borrowed $850,000 (the "Loans") from five persons (collectively, the "Lenders"), including Joel Friedman, Chairman of the Board ($125,000), Ralph M. Bahna, a Director ($125,000), Wayne P. Widynowski, Executive Vice President and a Director ($100,000), and Ronald Koons, Vice President and Chief Financial Officer ($250,000). The Loans were repaid in November 1997 with interest accrued at an annual rate of 12%, upon the closing of the Credit Agreement with Sanwa Business Credit Corporation. To induce the Lenders to make the Loans, the Company issued five year options to purchase, at $6.50 per share, 12,500 shares of the Company's common stock for each $250,000 principal amount of the Loans. Also, in October 1997, the Company issued a five year option to purchase, at $6.50 per share, 17,500 shares of the Company's common stock to Luis Ferran, Executive Vice President and a Director, in consideration of Mr. Ferran's personal guarantee of a loan by the Laredo National Bank to Geoevaluaciones in the principal amount of $350,000.

Mr. Robert Andrews, a director of the Company, is the sole stockholder of The Andrews Group International, Inc. ("Andrews Group") which, through its Mexican affiliate, A.G.I. Mexicana, S.A. de C.V. (collectively, the "Andrews Companies"), acts as the exclusive representative for several companies in Mexico, including Input/Output, Inc. and Landmark Graphics Corporation. During the year ended December 31, 1996 and 1997 Geoevaluaciones purchased goods and services from the Andrews Companies which totaled approximately $635,000 and $620,000, respectively. The Company anticipates that it will continue to purchase goods and services from the Andrews Companies. The Company also purchased approximately 1,000 channels of 3-D seismic data acquisition equipment and geophones from Andrews Group during 1996 for $2,942,000.

During 1997, the Company made payments to the former shareholders to Geoevaluaciones pursuant to the Geoevaluaciones Stock Purchase Agreement of $550,000.

The Company has retained Kramer, Levin, Naftalis & Frankel as their primary outside legal counsel. Mr. Arthur Emil, a director of the Company, is of counsel to this firm. Kramer, Levin, Naftalis & Frankel incurred legal fees of approximately $310,000 in 1997, of which $210,000 was paid in 1997.

In connection with a termination and severance agreement between Mr. Richard D. Davis, a director and former President and Chief Executive Officer, and the Company in July 1997, the Company agreed to pay Mr. Davis a consulting fee of $155,000 for the period July 1997 through June 1998.

The Company agreed to pay to a consulting company owned by Mr. John D. White, Jr. (the former Chief Financial Officer and a former director of the Company) $250,000 for financial advisory and other consulting services in connection with the structuring, negotiation and consummation of the acquisitions of the Operating Subsidiaries and PIASA, of which $125,000 was paid upon consummation of the initial public offering and $125,000 was paid on January 3, 1997. In connection with Mr. White's resignation as an executive officer of the Company and the termination of his employment agreement on October 1, 1996, the Company agreed to pay Mr. White $200,000 in January 1997 plus $5,000 per month through December 31, 1998, the expiration date of the employment agreement, to provide him with office space in the Company's New York City facility through December 31,1997, provided he does not serve as an officer of a competitor of the Company during that period, and to provide him with certain insurance benefits through December 31, 1998. In exchange therefor, Mr. White rendered financial and advisory services to the Company in connection with the Company's second public offering in December 1996 and the acquisition of J.R.S. Exploration in January 1997.

The Company leases space in New York City at an annual base rental of $165,000. Mr. Friedman utilizes a portion of said space as his office and the balance of the space is utilized by sub-tenants. Mr. Friedman has agreed to reimburse the Company for any amounts under the lease that are payable with respect to space that is not utilized by the Company and which have not been paid by sub-tenants. These reimbursements reduce the annual lease rental expense from $165,000 to $80,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     3-D GEOPHYSICAL, INC. and SUBSIDIARIES

15.   RELATED PARTY TRANSACTIONS (continued)

The Company leases two shops located in Katy, Texas and in Grand Junction, Colorado which are owned by Mr. G.C.L. Kemp (an employee of the Company) and by CBNC Real Estate, L.L.C. ("CBNC"), a partnership owned by certain employees of
the Company, respectively.   Aggregate rents paid during 1996 and 1997 to Mr.
Kemp totaled $15,000, per annum. Aggregate rents paid during 1996 and 1997 to CBNC totaled $33,000 and $43,200, respectively.

During 1996 and 1997, the Company incurred consulting charges in the amount of $78,000 and $86,000, respectively, from Comercializadora Y Arrendadora Reforma, S.A. de C.V., a consulting company owned by the wife of Luis Ferran, Executive Vice President of Latin American Operations and a director of the Company.

16.   SUBSEQUENT EVENTS

On March 8, 1998, the Company entered into a definitive Agreement and Plan of Merger with Western Atlas Inc. ("Western") and WAI Acquisition Corp., a wholly-owned subsidiary of Western, pursuant to which the Company will become a wholly-owned subsidiary of Western. Pursuant to the agreement, Western Atlas, through WAI Acquisition Corp., has commenced a tender offer for any and all outstanding shares of 3-D common stock at a purchase price of $9.65 per share in cash. The tender offer is subject to the satisfaction of a number of customary conditions. The tender offer and the merger have been unanimously approved by the Company's Board of Directors, which has received a fairness opinion from the Company's financial advisor, Salomon Smith Barney. Western Atlas has received early termination of the waiting period, effective March 26, 1998, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the tender offer and the merger. The Company believes that the proposed merger will be beneficial to its shareholders, however the Company offers no assurance that the merger will occur.

Upon consummation of the proposed Plan of Merger with Western Atlas, Inc., the Company will be recording expenses in the first quarter of 1998 related to termination benefits related to employment contracts and the vesting of employee options, lease terminations, potential fees related to prepayment of debt and other potential costs.

On March 11, 1998, the Company and its directors were served with a class action complaint by an individual shareholder, alleging, in part, a failure by the directors to observe their fiduciary obligations in connection with the proposed merger between the Company and Western Atlas, Inc. The complaint alleges failure to (i) undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate and (ii) engage in a meaningful auction with third parties in an attempt to obtain the best value for the Company's shareholders. On March 17, 1998 the plaintiffs filed (i) an amended complaint, (ii) a motion seeking a preliminary injunction to enjoin the Company from consummating the tender offer and to require the Company to supplement their materials furnished to the Company's stockholders in connection with the tender offer, and (iii) a motion seeking expedited proceedings with respect to the preliminary injunction. On March 27, 1998 the Company, Western, and WAI Acquisition entered into a memorandum of understanding (the "Settlement") with respect to this lawsuit. Pursuant to the Settlement, the Company and Western have agreed to amend their previously announced merger agreement to provide, effective immediately, that the termination fee payable under certain circumstances by 3-D Geophysical, Inc. to Western shall be reduced from $5.5 million to $4.0 million. In addition, in connection with the Settlement, 3-D announced that it would mail to its stockholders of record information reflecting its results of operations for the three and twelve months ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements are contained in Item 8 and financial statement schedules are appended to this Annual Report on Form 10-K

(b) During the fourth quarter of the fiscal year ended December 31, 1997 and the first quarter ended March 31, 1998, the Registrant filed the following Current Reports on Form 8-K:


       (i) The Company filed a Current Report on Form 8-K on September 23, 1997, pursuant to Item 5 of Form 8-K, reporting the notification of a lawsuit filed against the Company's wholly-owned Mexican subsidiary, Geoevaluaciones, S.A. de C.V.

      (ii) The Company filed a Current Report on Form 8-K on December 23, 1997, pursuant to Item 5 of Form 8-K, reporting the $30 million Loan and Security Agreement which the Company entered into with Sanwa Business Credit Corporation on November 17, 1997.

      (iii)  The Company filed a Current Report on Form 8-K on March 10,
             1998, pursuant to Item 2 of Form 8-K, reporting the Agreement and Plan of Merger which the Company entered into with Western Atlas Inc. on March 8, 1998.


(c)    Exhibits.

          Exhibit
          No.                           Description of Exhibit
          -------                       ----------------------
          2.1    -- Amendment dated as of January 23, 1996 to the Agreement and
                    Plan of Merger among 3-D Geophysical, Inc., 3-D Paragon
                    Acquisition Sub, Inc. and Paragon Geophysical, Inc. dated as of November 29, 1995. (Incorporated by reference to Exhibit
                    2.10 of the Registrant's Registration Statement on Form S-1
                    (No. 333-13665)).
          2.2    -- Amendment dated January 31, 1996 to the Asset Purchase
                    Agreement among 3-D Geophysical, Inc. and Northern
                    Geophysical of America, Inc. dated as of November 8, 1995.
                    (Incorporated by reference to Exhibit 2.11 of the
                    Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).
          2.3    -- Stock Purchase Agreement among 3-D Geophysical, Inc.,
                    3-D Geophysical of Canada, Inc., D.E. Janveau, Gladys
                    Mueller and W.G. Mueller, dated as of December 10, 1996
                    (Incorporated by reference to Exhibit 2.12 of the
                    Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).
          2.4    -- Stock Purchase Agreement among 3-D Geophysical, Inc.,
                    3-D Geophysical of Canada, Inc., C. David Siegfried and
                    Peggy J. Siegfried, dated as of December 10, 1996
                    (Incorporated by reference to Exhibit 2.13 of the
                    Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).
          2.5    -- Agreement and Plan of Merger by and among Western
                    Atlas Inc. ("Western"), WAI Acquisition Corp. and 3-D
                    Geophysical, Inc., dated as of March 8, 1998 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current
                    Report on Form 8-K filed on March 10, 1998).
          2.6    -- First Amendment, dated as of March 6, 1998, to the Rights
                    Agreement, dated as of July 17, 1997, between 3-D
                    Geophysical, Inc. and American Securities Transfer & Trust,
                    Inc. (Incorporated by reference to Exhibit 2.2 to the
                    Registrant's Current Report on Form 8-K filed on March 10,
                    1998).
          2.7    -- Amended and Restated Employment Agreement dated January 13,
                    1998 between 3-D Geophysical, Inc. and Wayne P. Widynowski
                    (Incorporated by reference to Exhibit (c)(2) to the
                    Registrant's Solicitation/Recommendation Statement on
                    Schedule 14d-9 filed on March 13, 1998).
          2.8    -- Amended and Restated Employment Agreement dated January 13,
                    1998 between 3-D Geophysical, Inc. and Ronald L. Koons
                    (Incorporated by reference to Exhibit (c)(3) to the
                    Registrant's Solicitation/Recommendation Statement on
                    Schedule 14d-9 filed on March 13, 1998).
          2.9    -- Amendment to Merger Agreement by and among Western, WAI
                    Acquisition Corp. and 3-D Geophysical, Inc. dated as of
                    March 27, 1998 (Incorporated by reference to Exhibit (c) 15 to Amendment No. 13 to the Registrant's
                    Solicitation/Recommendation Statement on Schedule 14d-9
                    filed March 13, 1998).
          3.1    -- Amended and Restated Certificate of Incorporation of 3-D
                    Geophysical, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).
          3.2    -- Amended and Restated By-laws of 3-D Geophysical, Inc.
                    (Incorporated by reference to Exhibit 3.2 of the
                    Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).

          Exhibit
          No.                           Description of Exhibit
          -------                       ----------------------
          4.1    -- Specimen 3-D Geophysical, Inc. common stock certificate
                    (Incorporated by reference to Exhibit 4.1 to the
                    Registrant's Registration Statement on Form S-1 (No.
                    33-99240)).
          4.2    -- Rights Agreement, dated as of July 17, 1997, between 3-D
                    Geophysical, Inc. and American Securities Transfer & Trust,
                    Inc., as Rights Agent (Incorporated by reference to Exhibit
                    4 to the Registrant's Current Report on Form 8-K filed on
                    July 17, 1997).
          10.1   -- Employment agreement dated February 8, 1996, between 3-D
                    Geophysical, Inc. and G.C.L. Kemp (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement
                    on Form S-1 (No. 333-13665)).
          10.2   -- Amended and Restated Termination Agreement dated as of
                    October 1, 1996, between 3-D Geophysical, Inc. and John D.
                    White, Jr. (Incorporated by reference to Exhibit 10.6 of the
                    Registrant's Registration Statement on Form S-1 (No.
                    333-13665)).
          10.3   -- Employment agreement dated February 1, 1996, between 3-D
                    Geophysical, Inc. and Luis H. Ferran Arroyo (Incorporated by
                    reference to Exhibit 10.7 of the Registrant's Registration
                    Statement on Form S-1 (No. 333-13665)).
          10.4   -- 3-D Geophysical 1995 Long-Term Incentive Compensation
                    Plan, as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No.
                    33-99240)).
          10.5   -- Employment agreement dated February 1, 1996, between 3-D
                    Geophysical, Inc. and Joel Friedman (Incorporated by
                    reference to Exhibit 10.9 of the Registrant's Registration
                    Statement on Form S-1 (No. 333-13665)).
          10.6   -- Employment Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and Donald E. Janveau.
                    (Incorporated by reference to Exhibit 10.1 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.7   -- Employment Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and W. G. Mueller.
                    (Incorporated by reference to Exhibit 10.2 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.8   -- Employment Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and C. David Siegfried.
                    (Incorporated by reference to Exhibit 10.3 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.9   -- Non-Competition Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and Donald E. Janveau.
                    (Incorporated by reference to Exhibit 10.4 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.10  -- Non-Competition Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and W. G. Mueller.
                    (Incorporated by reference to Exhibit 10.2 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.11  -- Non-Competition Agreement dated January 27, 1997 between
                    J.R.S. Exploration Company Limited and C. David Siegfried.
                    (Incorporated by reference to Exhibit 10.3 of the
                    Registrant's Current Report on Form 8-K field on March 27,
                    1997 (No. 0-27564)).
          10.12  -- Loan and Security Agreement between 3-D Geophysical, Inc.
                    and Sanwa Business Credit Corporation, dated as of November
                    17, 1997 (Incorporated by reference to Exhibit 10.1 to the
                    Registrant's Current Report on Form 8-K filed on December
                    23, 1997).
          10.13  -- Term Note between Northern Geophysical of America, Inc.
                    and Sanwa Business Credit Corporation, dated as of November
                    17, 1997 (Incorporated by reference to Exhibit 10.2 to the
                    Registrant's Current Report on Form 8-K filed on December
                    23, 1997).
          10.14  -- Security Agreement of 3-D Geophysical, Inc. between 3-D
                    Geophysical, Inc. and Sanwa Business Credit Corporation,
                    dated as of November 17, 1997 (Incorporated by reference to
                    Exhibit 10.3 to the Registrant's Current Report on Form 8-K
                    filed on December 23, 1997).
          10.15  -- Trademark Security Agreement between 3-D Geophysical,
                    Inc. and Sanwa Business Credit Corporation, dated as of
                    November 17, 1997 (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on
                    December 23, 1997).

          Exhibit
          No.                           Description of Exhibit
          -------                       ----------------------
          10.16  -- Pledge Agreement between 3-D Geophysical, Inc. and Sanwa
                    Business Credit Corporation (with respect to the capital
                    stock of Northern Geophysical of America, Inc.) dated as of
                    November 17, 1997 (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on
                    December 23, 1997).
          10.17  -- Pledge Agreement between 3-D Geophysical, Inc. and Sanwa
                    Business Credit Corporation (with respect to the capital
                    stock of 3-D Geophysical of Canada, Inc.) dated as of
                    November 17, 1997 (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on
                    December 23, 1997).
          10.18  -- Pledge Agreement between 3-D Geophysical, Inc. and Sanwa
                    Business Credit Corporation (with respect to the capital
                    stock of 3-D Geophysical of Latin America, Inc.) dated as of
                    November 17, 1997 (Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on
                    December 23, 1997).
          10.19  -- Pledge Agreement between 3-D Geophysical, Inc. and Sanwa
                    Business Credit Corporation (with respect to the capital
                    stock of Geoevaluaciones, S.A. de C.V. and Procesos
                    Interactivos Avanzados, S.A. de C.V.) dated as of November
                    17, 1997 (Incorporated by reference to Exhibit 10.8 to the
                    Registrant's Current Report on Form 8-K filed on December
                    23, 1997).
          10.20  -- Form of Subordinated Promissory Note (Incorporated by
                    reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 23, 1997).
          10.21  -- Form of Non-Qualified Stock Option Agreement
                    (Incorporated by reference to Exhibit 10.2 to the
                    Registrant's Current Report on Form 8-K filed on September
                    23, 1997).
          27.1   -- Financial Data Schedule.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                        3-D GEOPHYSICAL, INC.


                                        BY:   /S/ JOEL FRIEDMAN
                                           ---------------------------------
                                                     Joel Friedman
                                                 Chairman of the Board
                                           and Acting Chief Executive Officer
                                             (principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities indicated on the 27th day of March, 1998.

                Signature                                          Title
                ---------                                          -----
               /s/ Joel Friedman                      Chairman of the Board and Acting
-----------------------------------------------       Chief Executive Officer
                 Joel Friedman

              /s/ Ronald L. Koons                     Vice President, Chief Financial
-----------------------------------------------       Officer, Secretary and Treasurer
                Ronald L. Koons                       (principal financial and accounting
                                                      officer)

           /s/ Luis H. Ferran Arroyo                  Director
-----------------------------------------------
             Luis H. Ferran Arroyo

            /s/ Robert Pace Andrews                   Director
-----------------------------------------------
              Robert Pace Andrews

              /s/ Ralph M. Bahna                      Director
-----------------------------------------------
                Ralph M. Bahna

            /s/ Douglas W. Brandrup                   Director
-----------------------------------------------
              Douglas W. Brandrup

               /s/ Richard Davis                      Director
-----------------------------------------------
                 Richard Davis

              /s/ Arthur D. Emil                      Director
-----------------------------------------------
                Arthur D. Emil

             /s/ P. Dennis O'Brien                    Director
-----------------------------------------------
               P. Dennis O'Brien

              /s/ Emir L. Tavella                     Director
-----------------------------------------------
                Emir L. Tavella

            /s/ Wayne P. Widynowski                   Director
-----------------------------------------------
              Wayne P. Widynowski

                                 EXHIBIT INDEX

Exhibit
Number                    Description
------                    -----------
 27.1         --          Financial Data Schedule